Form 10-Q
period 2002-06-30
CYBER LAW REPORTER INC
filed 2002-08-14
CIK 1136868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-87696

Cyber Law Reporter, Inc. (Name of small business issuer in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-0636625 I.R.S. Employer Identification No.)

1207 Wisterwood, Houston, Texas (Address of principal executive offices)	77043 (Zip Code)

Issuer's telephone number (713) 249-1428

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,570,000 as of July 31, 2002.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2002	2001
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 95	$ 660
Prepaid expense	-	584

TOTAL CURRENT ASSETS	95	1,244

SOFTWARE AND EQUIPMENT
Software development costs	156,782	154,115
Equipment	16,000	16,000
Less: accumulated depreciation and amortization	(10,667)	(8,000)

	162,115	162,115

TOTAL ASSETS	$ 162,210	$ 163,359

LIABILITY AND SHAREHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$ 875	$ -
Note and accrual payable to shareholder	420,000	330,000

TOTAL CURRENT LIABILITIES	420,875	330,000

SHAREHOLDERS' (DEFICIT) EQUITY
Common stock $0.001 par value, 50,000,000 shares authorized; 2,570,000 shares issued and outstanding	2,570	2,570
Additional paid-in capital	206,474	206,474
Deficit accumulated during the development stage	(467,709)	(375,685)

TOTAL SHAREHOLDERS' (DEFICIT) EQUITY	(258,665)	(166,641)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$ 162,210	$ 163,359

See accompanying notes.

CYBER LAW REPORTER, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

 (unaudited)

	3 months	3 months	6 months	6 months	Inception
	ended	ended	ended	ended	To-date
	June 30	June 30	June 30	June 30	3/2/00-
	2002	2001	2002	2001	6/30/02

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Accounting and legal services	875	2,550	1,459	2,550	8,495
General and administrative	35	2,030	65	2,794	4,614
Related party expenses:
… Management and consulting services	45,500	65,000	90,500	110,000	443,600
… Product planning	-	-	-	-	11,000

	46,410	69,580	92,024	115,344	467,709

NET LOSS	$ (46,410)	$ (69,580)	$ (92,024)	$(115,344)	$(467,709)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.02)	$ (0.03)	$ (0.04)	$ (0.05)	$ (0.20)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	2,570,000	2,426,823	2,570,000	2,304,208	2,343,919

See accompanying notes.

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2002

(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total

BALANCE, December 31, 2001	2,570,000	$ 2,570	$ 206,474	$ (375,685)	$ (166,641)

Net Loss	-	-	-	(92,024)	(92,024)

BALANCE, June 30, 2002	2,570,000	$ 2,570	$ 206,474	$(467,709)	$ (258,665)

See accompanying notes.

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

 (unaudited)

Six months	Six months	Inception
ended	ended	To-date
June 30,	June 30,	3/2/00-
2002	2001	6/30/02

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$ (92,024)	$ (115,344)	$ (467,709)
Adjustments to reconcile net loss to net cash
used by operating activities:
Note and accrual payable to shareholder	90,000	90,000	420,000
Common stock issued for services	-	24,000	37,570
Changes in Operating Assets and Liabilities:
Prepaid expense	584	-	-
Accounts payable	875	-	875

Net Cash Used in Operating Activities	(565)	(1,344)	(9,264)

CASH FLOW FROM INVESTING ACTIVITIES
Software development	-	(1,150)	(12,115)

Net Cash Used in Investing Activities	-	(1,150)	(12,115)

CASH FLOW FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	21,474

Net Cash Provided by Financing Activities	-	-	21,474

NET INCR(DECR) IN CASH AND CASH EQUIVALENTS	(565)	(2,494)	95

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	660	(2,609)	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 95	$ 115	$ 95

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

Non cash activities:
Common stock issued to IBF for:
… services (shown above)	$ -	$ -	$ 11,000
… software development	$ -	$ 7,200	$ 109,000
… equipment	$ -	$ -	$ 5,000
Common stock for services (shown above)	$ -	$ 24,000	$ 26,570
Common stock for equipment	$ -	$ 11,000	$ 11,000
Common stock for software development	$ -	$ -	$ 25,000
Equipment depreciation for software development	$ 2,667	$ 2,667	$ 10,667

See accompanying notes.

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002

(unaudited)

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION – Cyber Law Reporter, Inc., (A Development Stage Company) (“the Company”) was incorporated in Texas on March 2, 2000 for the purpose of developing and delivering online legal information services to businesses and consumers.

CONDITIONS AFFECTING ONGOING OPERATIONS – As of June 30, 2002, the Company had not commenced commercial operations, is a development stage enterprise, and has devoted substantially all of its efforts to product development, financial planning, raising capital and identifying business opportunities.  The Company is subject to the risks associated with development stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets.  Without additional funding, the Company will be unable to complete its development and commence operations.  The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to grow through merger and acquisition opportunities.  However, the Company is currently dependent upon external or shareholder debt and equity financing to continue its current level of activities.  The Company's internally generated cash flows have historically been and continue to be insufficient for the Company's cash needs.  For the present and foreseeable future the Company will be required to obtain additional debt or equity financing to remain in business.  New debt or equity capital may contain provisions that could suppress future stock prices further, or cause significant dilution to current shareholders and increase the cost of doing business.  In the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.  If the Company is unable to continue its operations, the value of the Company's assets would experience a significant decline from the net book values reflected in the accompanying consolidated balance sheet.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability.

MANAGEMENT ESTIMATES – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  While it is believed that such estimates are reasonable, actual results could differ from those estimates.

INTERIM RESULTS - The accompanying unaudited financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the Company's financial position at June 30, 2002 and the Company's results of operations and cash flows for the six-month periods ended June 30, 2002 and 2001.  Interim period results are not necessarily indicative of the results that may be expected for an entire year.

These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, including the financial statements and notes thereto.

CASH AND CASH EQUIVALENTS – The Company considers all highly liquid debt instruments having maturities of three months or less at the date of purchase to be cash equivalents.

PREPAID EXPENSES – At inception, the Company entered into an agreement with The Internet Business Factory, Inc. (IBF) to provide support services, financing, software development, equipment, staff and incubation services for the development of its business plan.  The Company’s founder, CEO and Chairman of the Board is also the founder of IBF and its CEO.  He is the beneficial owner of over 10% of the Company’s equity and a controlling shareholder of IBF as well.  The Company issued 500,000 shares valued at $0.25 per share to IBF at inception for services to be provided.  These shares were fully vested and non-forfeitable when issued.  Billings for services, equipment payments, and overhead totaling $106,844 were rendered in 2000 and $18,156 in 2001.  IBF has supplied personnel for the Company including management, marketing and product development staff.  In addition, it has provided or paid for Web development, Web hosting, bandwidth and other development expenses incurred.  The only prepaid expense at the end of 2001 was an arms-length prepayment made to a third party.  There were no prepaid expenses at June 30, 2002.

SOFTWARE DEVELOPMENT COSTS – In accordance with generally accepted accounting principles, the development stage costs incurred for the Company’s internal-use software and website have been capitalized.  These costs included personnel charges for web programmers, rental charges for the use of equipment and software used in the development process, and depreciation of equipment used for software development.   In the first six months of 2001, the Company paid $1,150 in cash directly to programmers, capitalized $2,667 representing six months of depreciation of its server, and capitalized $7,200 in prepaid expenses from stock that had been issued to IBF.  In the first six months of 2002 the Company capitalized $2,667 representing six months of depreciation of its server.  The integrated software is in testing and is not yet ready for its intended use as of June 30, 2002 and, accordingly, no amortization expense has been recorded.  The estimated useful life is three years from the date on which it is ready for its intended use.  Future development and acquisition costs of software for internal use will be capitalized and amortized over its useful life.  The Company periodically evaluates capitalized software costs for impairment, and has concluded no impairment loss has occurred to-date.

EQUIPMENT – Equipment is carried at original cost or adjusted net realizable value, as applicable.  Maintenance and repair costs will be charged to expense as incurred.  When equipment is sold or retired, the remaining costs and related accumulated depreciation will be removed from the accounts and any resulting gain or loss will be included in income.  For financial reporting purposes, depreciation is provided using the straight-line method based upon the expected useful lives of each class of assets.  Estimated useful lives of assets are as follows: Furniture and fixtures five to seven years; computers and other office equipment three to five years.

FINANCIAL INSTRUMENTS – FAIR VALUE – the carrying values of the Company’s financial instruments, which include cash and cash equivalents, and debt, approximate their respective fair values.

CONCENTRATIONS OF CREDIT RISK – Financial instruments that may potentially subject the Company to concentrations of credit risk in the future consist principally of trade receivables and cash.  The Company places its cash with high credit quality financial institutions.  At times in the future, such amounts may exceed the FDIC limits.  Generally, no collateral or other security will be required to support customers’ receivables. To reduce credit risk, a customer’s credit history will be reviewed before extending credit.  In addition, an allowance for doubtful accounts will be established as needed based upon factors surrounding the credit risk of specific customers, historical trends and other information.

REVENUE RECOGNITION – The Company expects to recognize revenue on services as they are performed and on products when they are sold net of sales returns or cancellations in accordance with generally accepted accounting principles.  The Company may generate revenue (1) from management, marketing and service fees for introducing prospective clients to qualified lawyers, (2) from subscription fees to research and premium services, and (3) from Web-based advertising.  The Company will grant refunds and returns on the unused portion of subscriptions, if any, if requested by customers prior to the completion of the term of a subscription.   For services rendered over time, if any, such as a subscription, revenue will be recognized ratably over the service period even though subscriptions are generally prepaid. Customers will access content through Internet browsers and will not take possession of the software or content.

PRODUCT PLANNING EXPENSES – In accordance with generally accepted accounting principles, the planning stage costs incurred for the Company’s internal-use software and website have been expensed.  These costs included personnel charges and consulting fees for conceptual formulation and evaluation of alternatives of search and retrieval methodologies for electronic legal data.

INCOME TAXES – The Company has had losses since inception and, therefore, has not been subject to federal income taxes.  As of June 30, 2002 and December 31, 2001 the Company estimates an accumulated net operating loss (“NOL”) carryforward of approximately $467,000 and $375,000, respectively, resulting in a deferred tax asset of approximately $156,000 and $125,000, respectively.  These carryforwards begin to expire in 2020.  Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities and the uncertainty that the Company will ever achieve profitability, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.  A valuation allowance has been established to fully offset the deferred tax assets.

LOSS PER SHARE – Loss per share has been calculated using the weighted average number of shares outstanding for the periods shown.

IMPAIRMENT OF LONG LIVED ASSETS – When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company uses an estimate of the future undiscounted cash flows to be derived from the remaining useful life of the asset to assess whether or not the asset is recoverable.  If the future undiscounted cash flows to be derived over the life of the asset does not exceed the asset's net book value, the Company then considers the discounted net cash flows and estimated fair market value versus carrying value in determining any potential impairment.  Based on the Company’s assessment of future cash flows, no impairment has occurred to-date.

NOTE B - PROPERTY AND EQUIPMENT

At June 30, 2002 and December 31, 2001, the Company owns software for internal use that is under development and a large computer server.  Through June 30, 2002, the server has been used for software development.  Other computers and office equipment used by the Company are owned by IBF and charges for such equipment are included in costs billed to the Company by IBF.  The Company currently rents no office space, but has office space available through its primary shareholder.

NOTE C - NOTE AND ACCRUAL PAYABLE TO SHAREHOLDER

Pursuant to a Management Agreement dated March 2, 2000, the Company owes the CEO, who is also the Chairman of the Board and a principal shareholder, $420,000 as of June 30, 2002 and $330,000 as of December 31, 2001, under a non-interest bearing promissory note and subsequent accruals for management fees payable for services rendered to the Company.  The amount of fees owed to the principal shareholder under the Management Agreement will continue to accrue at a rate of $15,000 per month unless paid in cash by the Company or the agreement is altered.

NOTE D - RELATED PARTY TRANSACTIONS

In addition to the Management Agreement described in Note C, the Company has entered into the following transactions with certain directors, executive officers, shareholders who own beneficially more than 5% of the Company’s shares, members of their immediate family of any of such persons, or any other entities in which such persons beneficially own more than 5%:

On March 2, 2000, the Company entered into a Management Contract and Business Services Agreement with The Internet Business Factory, Inc. (“IBF”) to provide software design and development, content research resources, Web design, marketing plan development and marketing support for the Company.  A total of 500,000 shares of stock were issued to IBF in prepayment for these services valued at $125,000.  These shares were fully vested and non-forfeitable when issued.

On April 26, 2001 the Company issued 100,000 shares of common stock to Mr. Tommy Waldrop for equipment purchased for the Company by PG Technology.  PG Technology is primarily owned by Mr. Tommy Waldrop, who is also a Director of the Company and the Company’s Chief Technology Officer.  The shares were valued at $11,000 based on the equipment cost.

On April 26, 2001, the Company entered into an Agreement with Goldbridge Capital, LLC (Goldbridge), an entity owned 37.5% by the Company’s principal shareholder and 37.5% by another shareholder of the Company for consulting services related to the preparation of a registration statement on form SB-2 for which 200,000 shares of common stock were issued valued by the Company at $0.10 per share.  These shares were fully vested and non-forfeitable when issued.

NOTE E - SHAREHOLDERS’ EQUITY

At inception, the Company allotted 900,000 shares of its common stock to its Chairman, CEO and founder, Mr. Jonathan Gilchrist, who is the principal shareholder and who beneficially owns over 10% of the Company’s issued and outstanding common stock.  These shares were issued at par value for a receivable that was later paid in cash.  At his request, 250,000 of these shares were issued to LSHDI.com, Inc., a 501(c)(3) non-profit corporation, and the remaining 650,000 shares were issued to Mr. Gilchrist.

At inception, the Company issued 100,000 shares of common stock to William Carmichael who, at the time, served as the Chief Operating Officer of IBF.  Mr. Carmichael is a shareholder of the Company and IBF.  These shares were issued at par value for a receivable that was later paid in cash.

Two adult children of Mr. Gilchrist each received 50,000 shares of the Company’s common stock at inception as founders stock.  These shares were issued at par value for a receivable that was later paid in cash.

Other founders stock totaling 410,000 shares was issued at inception to four other initial shareholders.  These shares were issued at par value for a receivable that was later paid in cash.

At inception, the Company issued 500,000 shares of its common stock to the Internet Business Factory, Inc., a Houston based Internet incubator.  IBF was founded by Mr. Gilchrist, who is IBF’s Chairman of the Board of Directors and Chief Executive Officer and a significant IBF shareholder.  These shares were issued in consideration for a services agreement with IBF under which, IBF agreed to provide no less than $125,000 in services to the Company.  These shares were fully vested and non-forfeitable when issued.

On June 1, 2000 the Company issued a total of 100,000 shares of its common stock to three program analysts as payment for work performed in 2000 on the development of the Company’s internal use software.  These shares were valued at $0.25 per share.

In September 2000, the Company sold 70,230 shares of its common stock to two accredited investors at a price of $0.25 per share.

On April 26, 2001 the Company issued 100,000 shares of its common stock to Mr. Tommy Waldrop, the owner of PG Technology, in payment of the Company’s $11,000 payable to PG Technology for equipment purchased.

On April 26, 2001 the Company issued 200,000 shares of its common stock to Goldbridge Capital, LLC for consulting services rendered in 2001 related to the preparation of a registration statement on form SB-2.  The shares were valued by the Company at $0.10 per share, and were fully vested and non-forfeitable when issued.

On April 26, 2001 the Company issued 40,000 shares of its common stock to two individuals for accounting and printing services rendered in 2001.  The shares were valued by the Company at $0.10 per share, and were fully vested and non-forfeitable when issued.

In August 2001, the Company sold 24,070 shares of its common stock to twenty accredited investors at a price of $0.10 per share.

On August 23, 2001 the Company issued 25,700 shares of its common stock to one individual for legal services rendered in 2001.  The shares were valued by the Company at $0.10 per share, and were fully vested and non-forfeitable when issued.

The Company has never issued any options, warrants or other classes of stock.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read along with our financial statements, which are included in another section of this document.  This discussion contains forward-looking statements about our expectations for our business and financial needs.  These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations.  The cautionary statements made in this Report should be read as applying to all forward-looking statements in any part of this report.

We were incorporated on March 2, 2000 as a Texas Corporation.  Our principal office is located at 1207 Wisterwood, Texas 77043.  Any reference in this document to “the Company,” "our", “we” or “us” refers to Cyber Law Reporter, Inc.

Cyber Law Reporter has internally developed the search engine, database structure and initial databases to provide online access to primary legal research materials and other legal information designed to be of practical use to consumers, attorneys, and businesses.    Our Web sites are not currently available to the public.  Much of our information will be provided at no fee and the remainder at a modest subscription rate through our primary Web address www.eLegal.com.  In addition, we expect to produce revenue by providing marketing and promotional services to law related business providers such as law firms, court reporting agencies and vendors selling products or services to law firms under our URL www.ClickToSue.com.  We will derive our revenue from advertising, sales commissions, promotional services and subscriptions to our content.  Our future expenses will consist primarily of marketing costs, the cost of purchasing legal data from third parties, management expenses and product development costs.

As of June 30, 2002, we had cash reserves of $95 and no other liquid assets or resources.  Our liabilities consisted primarily of a Note and accruals due to a shareholder, Jonathan Gilchrist, in the amount of $420,000 for services he has rendered to the company under an agreement to pay him $15,000 for his services since inception.  Amounts are payable on demand.  This note and accruals do not bear interest and are secured by the assets of the Company.  In addition, we owed $875 in accounts payable.

We have been dependent on The Internet Business Factory, Inc., (“IBF”) an Internet incubator, to provide sufficient working capital for operations, product development and deployment of our products at all times prior to December 31, 2001.  We have been responsible for our own expenses and development following that date.  If we do not raise sufficient capital in the next twelve months, we may not be able to successfully implement our business plan.  We may need to depend upon shareholder loans or investment to fund operations.

We began the development of our product, Web sites and content resources in March of 2000.  Because we have not launched the marketing of our product to date, we have not had any revenues or profits since inception.  We have not yet realized revenue from the sale of our products and have been dependent on capital contributions and our incubator company and our Chairman to cover operational and development costs.  We expensed a total of $46,410 and $92,024 in all aspects of the business during the three months and six months ended June 30, 2002, and $69,580 and $115,344 during the comparable periods in 2001.  Of these expenses, $90,000 in the first six months of each year represented management fees due to our Chairman and were funded by an increase in our note payable to him.  In addition, $24,000 of the expenses in the first six months of 2001 were paid through issuing common stock.  Our capitalized software development costs totaled $156,782 as of June 30, 2002 and $154,115 as of December 31, 2001, reflecting our development stage costs for our internal-use software.  In the first six months of 2002 we added $2,667 to our capitalized software development costs for depreciation of our server used in the development of our software.

We had a net loss of $46,410 and $92,024 for the three months and six months ended June 30, 2002 and a net loss of $69,580 and $115,344 in the comparable periods of 2001.  This represents losses of  $0.02 and $0.04 per share for the three-month and six-month periods ended June 30, 2002 and $0.03 and $0.05 per share for the comparable periods in 2001.  We have very limited liquidity and have been dependent on The Internet Business Factory and our Chairman for the development and deployment of our product, software platform and content.

We have developed our Web site and database structures, and have procured a set of prototype data to test our systems.   We will need to procure a complete set of case law for at least one state and freshen up our Web sites before we are ready to deliver our product to the public.  If we are unable to procure funding we may not be able to complete the implementation of our business plan and may not be able to continue as a going concern.

Plan of Operations

Our current operating expenses are very limited because we do not have any paid employees and very limited operating overhead.  Our current expenditure demands primarily relate to maintaining our public reporting requirements.  Presently, we are dependent upon shareholder loans, if and when available, to pay expenses.  We currently have a shareholder commitment from Mr. Gilchrist, our CEO to fund expenses up to $10,000 in the next twelve months as necessary to cover our basic costs of operations.    These resources will not be sufficient to cover our development costs and we will need to raise capital in the next twelve months.  We expect to seek financing through one or more of the following:

1.	A private placement of common stock under Reg. D of the Securities Act;
2.	An Equity Line Financing;
3.	A debt offering under Reg. D of the Securities Act;
4.	A strategic joint venture with a company that can use our data or which targets the same customers we are targeting;
5.	An offering of convertible securities under Reg. D of the Securities Act;
6.	A merger with a better funded company.

 Other than the shareholder commitment described above, we have not entered into negotiations with any funding or financing source at this time and we do not know what terms would be available to us under any one of the other financing options. Significant dilution could occur as the result of any future financing and this could reduce the value of our outstanding shares.  We cannot project the future level of dilution that may be experienced by investors as a result of our future financings but it could significantly affect the value of our shares.

We will have to succeed in debt or equity financing activities in the months ahead in order to complete and execute on our business plan.  While the shareholder commitment discussed above is sufficient to allow us to maintain minimum operations for the next twelve months, if we do not raise at least $1 million in additional funding during the next twelve months, it is unlikely that our business will ultimately survive.  If we fail to raise additional capital we will not succeed.   Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until then, we intend to rely upon our shareholder and other external sources for liquidity, if any.

Despite our efforts, we may not be successful in implementing our vision based on the recent trends within the Internet industry, particularly with respect to consumer oriented content providers.  Beginning in early 2000 and continuing into 2002, a significant number of these companies began to experience financial difficulties, which included dropping share prices, layoffs or closures and lack of profits.  In addition, many Internet companies have sought combination with their competitors or with more traditional ऻrick-and-mortar” companies in an effort to survive.  Many Internet companies are running deep losses and have spent heavily on marketing, customer acquisition, personnel and product development only to experience cash shortages prior to reaching profitability.  We may be affected by similar market conditions.

Liquidity and Capital Resources

In 2000 and 2001, we were funded and operated primarily within the confines of an Internet incubator, The Internet Business Factory, Inc.  We depended on the liquidity and resources of the incubator for all development, personnel, licensing, hardware, bandwidth and operating costs.  As of June 30, 2002, we had total assets of $162,210 and $420,875 in current liabilities.  As of December 31, 2001 we had total assets of $163,359 and $330,000 in current liabilities.  We had a net loss of $46,410 and $92,024 for the three months and six months ended June 30, 2002 and $69,580 and $115,344 for the comparable periods in 2001.  Negative cash flow from operating activities for the six months ended June 30, 2002 and 2001 were $565 and $1,344, respectively.

To fund the development and implementation of our business plan, we have issued 965,700 shares of common stock for services and equipment.  None of these shares were issued in 2002.  In addition, we sold 94,300 shares of common stock to accredited investors under an exemption to registration for $19,964 in 2000 and 2001.  We have issued a promissory note for $420,000 to the principal founding shareholder for services rendered to the company since inception.

As of June 30, 2002 we do not have significant financial commitments or capital requirements we must meet to continue operations, other than the $420,000 note payable to our Chairman and $875 in accounts payable, and the continuing obligation to accrue management fees to our Chairman of $15,000 per month.  Our current expenditure demands primarily relate to maintaining our public reporting requirements.  We will need cash to implement our marketing program and produce an infomercial but these are not current, fixed obligations.

We will have to succeed in our financing activities in the year ahead in order to complete and execute on our business plan.  Our working capital requirements and cash flow from operations are expected to vary from quarter to quarter, depending on the success of marketing activities, operating expenses, capital expenditures and other factors.  We will need to raise substantial additional capital in order to succeed and to continue in business.  Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until then, we intend to rely upon our shareholder and other external sources for liquidity, if any.  As of June 30, 2002, our sources of external and internal financing are limited.  Our primary source of capital is currently our founding shareholder, Jonathan Gilchrist and a limited number of accredited investors.

While the shareholder commitment discussed above is sufficient to allow us to maintain minimum operations for the next twelve months, if we do not raise at least $1 million in additional funding during the next twelve months, it is unlikely that our business will be able to survive.  It is essential to our success that we raise the capital necessary to implement and launch our websites.

Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we do not have significant cash or other material liquid assets, nor do we have an established source of revenue sufficient to cover our operating costs and to allow us to continue as a going concern.  We may, in the future, experience significant fluctuations in our results of operations.   We will be required to obtain additional debt and equity financing or our illiquidity could suppress the value and price of our shares if and when a market for those shares becomes available.  However, our future offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficient to fund operations and meet the needs of our business plan.  Our current working capital is not sufficient to cover cash requirements for 2002 or to bring us to a positive cash flow position.  It is possible that we will never become profitable and will not be able to continue as a going concern.

Forward Looking Information

This report on Form 10-QSB includes "forward-looking statements" within the meaning of SECTION 27A of the Securities Act of 1933 and SECTION 21E of the Securities Exchange Act of 1934.  These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements.  These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, (ii) uncertainties involved in the rate of growth and acceptance of the Internet, (iii) adoption by consumers of the Internet for legal reference and referral information, (iv) volatility of the stock market, particularly within the technology sector, and the ability to use our capital stock as a currency for acquisitions, (v) general economic conditions, (vi) acts or threats of war, terrorism and the effects of such acts of or threats on the Company, (vii) the success or failure of management's efforts to implement the business strategy, (viii) the ability to develop profitable operations, (ix) the ability to attract and retain quality employees, and (x) other risks, which may be described in future filings with the SEC.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, the expectations reflected in these forward-looking statements may prove to be incorrect.

We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB after the date of this report.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS:

There is no current or pending litigation in which we are involved.

ITEM  2.  CHANGES  IN  SECURITIES:

     Not Applicable

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES:

     Not  Applicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS:

     Not Applicable

ITEM  5.  OTHER  INFORMATION:

     Not  Applicable

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K:

     (a)     Exhibits

             None

     (b)     Reports  on  Form  8-K

             None

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyber Law Reporter, Inc. (Registrant)

By ___/s/ Jonathan C. Gilchrist, President______ (Signature and Title)

Date: August 14, 2002

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By ___/s/ Kay Berry, Acting Principal Accounting Officer__ (Signature and Title)

Date: August 14, 2002