Form 10QSB
period 2002-09-30
CYBER LAW REPORTER INC
filed 2002-11-07
CIK 1136868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,570,000 as of October 31, 2002.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

                                      TABLE OF CONTENTS

      Page

      ----

Part I      Financial Information

            Item 1        Financial Statements

 3

            Item 2        Management's Discussion and Analysis of Financial

                                      Condition and Results of Operations

12

Part II     Other Information

            Item 1        Legal Proceedings

16

            Item 2        Changes in Securities

16

            Item 3        Defaults Upon Senior Securities

16

            Item 4        Submission of Matters to a Vote of Security Holders

                                                                                    16

            Item 5        Other Information

16

            Item 6        Exhibits and Reports on Form 8-K

16

            Signatures

17

            Certifications

18

3

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2002	2001
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 65	$ 660
Prepaid expense	-	584

TOTAL CURRENT ASSETS	65	1,244

SOFTWARE AND EQUIPMENT
Software development costs	158,115	154,115
Equipment	16,000	16,000
Less: accumulated depreciation and amortization	(12,000)	(8,000)

	162,115	162,115

TOTAL ASSETS	$ 162,180	$ 163,359

LIABILITY AND SHAREHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$ 1,875	$ -
Note and accrual payable to shareholder	420,000	330,000

TOTAL CURRENT LIABILITIES	421,875	330,000

SHAREHOLDERS' (DEFICIT) EQUITY
Common stock $0.001 par value, 50,000,000 shares authorized; 2,570,000 shares issued and outstanding	2,570	2,570
Additional paid-in capital	206,474	206,474
Deficit accumulated during the development stage	(468,739)	(375,685)

TOTAL SHAREHOLDERS' (DEFICIT) EQUITY	(259,695)	(166,641)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$ 162,180	$ 163,359

See accompanying notes.

3

CYBER LAW REPORTER, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

 (unaudited)

	3 months	3 months	9 months	9 months	Inception
	ended	ended	ended	ended	To-date
	Sept 30	Sept 30	Sept 30	Sept 30	3/2/00-
	2002	2001	2002	2001	9/30/02

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Accounting and legal services	1,000	4,486	2,459	7,036	9,495
General and administrative	30	753	95	3,547	4,644
Related party expenses:
… Management and consulting services	-	45,000	90,500	155,000	443,600
… Product planning	-	-	-	-	11,000

	1,030	50,239	93,054	165,583	468,739

NET LOSS	$ (1,030)	$ (50,239)	$ (93,054)	$(165,583)	$(468,739)

BASIC AND DILUTED NET LOSS PER SHARE	$ nil	$ (0.02)	$ (0.04)	$ (0.07)	$ (0.20)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	2,570,000	2,547,084	2,570,000	2,386,056	2,365,976

See accompanying notes.

3

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total

BALANCE, December 31, 2001	2,570,000	$ 2,570	$ 206,474	$ (375,685)	$ (166,641)

Net Loss	-	-	-	(93,054)	(93,054)

BALANCE, September 30, 2002	2,570,000	$ 2,570	$ 206,474	$(468,739)	$ (259,695)

See accompanying notes.

3

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

 (unaudited)

Nine months	Nine months	Inception
ended	ended	To-date
Sept 30,	Sept 30,	3/2/00-
2002	2001	9/30/02

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$ (93,054)	$ (165,583)	$ (468,739)
Adjustments to reconcile net loss to net cash
used by operating activities:
Note and accrual payable to shareholder	90,000	135,809	420,000
Common stock issued for services	-	26,570	37,570
Changes in Operating Assets and Liabilities:
Prepaid expense	584	-	-
Accounts payable	1,875	1,916	1,875

Net Cash Used in Operating Activities	(595)	(1,288)	(9,294)

CASH FLOW FROM INVESTING ACTIVITIES
Software development	-	(1,150)	(12,115)

Net Cash Used in Investing Activities	-	(1,150)	(12,115)

CASH FLOW FROM FINANCING ACTIVITIES
Common stock issued for cash	-	3,817	21,474

Net Cash Provided by Financing Activities	-	3,817	21,474

NET INCR(DECR) IN CASH AND CASH EQUIVALENTS	(595)	1,379	65

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	660	2,609	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 65	$ 3,988	$ 65

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

Non cash activities:
Common stock issued to IBF for:
… services (shown above)	$ -	$ -	$ 11,000
… software development	$ -	$ 9,598	$ 109,000
… equipment	$ -	$ -	$ 5,000
Common stock for services (shown above)	$ -	$ 26,570	$ 26,570
Common stock for equipment	$ -	$ 11,000	$ 11,000
Common stock for software development	$ -	$ -	$ 25,000
Equipment depreciation for software development	$ 4,000	$ 4,000	$ 12,000

See accompanying notes.

3

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

(unaudited)

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION – Cyber Law Reporter, Inc., (A Development Stage Company) (“the Company”) was incorporated in Texas on March 2, 2000 for the purpose of developing and delivering online legal information services to businesses and consumers.

CONDITIONS AFFECTING ONGOING OPERATIONS – As of September 30, 2002, the Company had not commenced commercial operations, is a development stage enterprise, and has devoted substantially all of its efforts to product development, financial planning, raising capital and identifying business opportunities.  The Company is subject to the risks associated with development stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets.  Without additional funding, the Company will be unable to complete its development and commence operations.  The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to grow through merger and acquisition opportunities.  However, the Company is currently dependent upon external or shareholder debt and equity financing to continue its current level of activities.  The Company's internally generated cash flows have historically been and continue to be insufficient for the Company's cash needs.  For the present and foreseeable future the Company will be required to obtain additional debt or equity financing to remain in business.  New debt or equity capital may contain provisions that could suppress future stock prices further, or cause significant dilution to current shareholders and increase the cost of doing business.  In the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.  If the Company is unable to continue its operations, the value of the Company's assets would experience a significant decline from the net book values reflected in the accompanying consolidated balance sheet.

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

INTERIM RESULTS - The accompanying unaudited financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the Company's financial position at September 30, 2002 and the Company's results of operations and cash flows for the three- and nine-month periods ended September 30, 2002 and 2001.  Interim period results are not necessarily indicative of the results that may be expected for an entire year.

These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, including the financial statements and notes thereto.

CASH AND CASH EQUIVALENTS – The Company considers all highly liquid debt instruments having maturities of three months or less at the date of purchase to be cash equivalents.

PREPAID EXPENSES – At inception, the Company entered into an agreement with The Internet Business Factory, Inc. (IBF) to provide support services, financing, software development, equipment, staff and incubation services for the development of its business plan.  The Company’s founder, CEO and Chairman of the Board is also the founder of IBF and its CEO.  He is the beneficial owner of over 10% of the Company’s equity and a controlling shareholder of IBF as well.  The Company issued 500,000 shares valued at $0.25 per share to IBF at inception for services to be provided.  These shares were fully vested and non-forfeitable when issued.  Billings for services, equipment payments, and overhead totaling $106,844 were rendered in 2000 and $18,156 in 2001.  IBF has supplied personnel for the Company including management, marketing and product development staff.  In addition, it has provided or paid for Web development, Web hosting, bandwidth and other development expenses incurred.  The only prepaid expense at the end of 2001 was an arms-length prepayment made to a third party.  There were no prepaid expenses at September 30, 2002.

SOFTWARE DEVELOPMENT COSTS – In accordance with generally accepted accounting principles, the development stage costs incurred for the Company’s internal-use software and website have been capitalized.  These costs included personnel charges for web programmers, rental charges for the use of equipment and software used in the development process, and depreciation of equipment used for software development.   In the first nine months of 2001, the Company paid $1,150 in cash directly to programmers, capitalized $4,000 representing nine months of depreciation of its server, and capitalized $9,598 in prepaid expenses from stock that had been issued to IBF.  In the first nine months of 2002 the Company capitalized $4,000 representing nine months of depreciation of its server.  The integrated software is in testing and is not yet ready for its intended use as of September 30, 2002 and, accordingly, no amortization expense has been recorded.  The estimated useful life is three years from the date on which it is ready for its intended use.  Future development and acquisition costs of software for internal use will be capitalized and amortized over its useful life.  The Company periodically evaluates capitalized software costs for impairment, and has concluded no impairment loss has occurred to-date.

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

INCOME TAXES – The Company has had losses since inception and, therefore, has not been subject to federal income taxes.  As of September 30, 2002 and December 31, 2001 the Company estimates an accumulated net operating loss (“NOL”) carryforward of approximately $469,000 and $375,000, respectively, resulting in a deferred tax asset of approximately $159,000 and $127,000, respectively.  These carryforwards begin to expire in 2020.  Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities and the uncertainty that the Company will ever achieve profitability, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.  A valuation allowance has been established to fully offset the deferred tax assets.

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

NOTE B - PROPERTY AND EQUIPMENT

At September 30, 2002 and December 31, 2001, the Company owns software for internal use that is under development and a large computer server.  Through September 30, 2002, the server has been used for software development.  Other computers and office equipment used by the Company are owned by IBF and charges for such equipment are included in costs billed to the Company by IBF.  The Company currently rents no office space, but has office space available through its primary shareholder.

NOTE C - NOTE AND ACCRUAL PAYABLE TO SHAREHOLDER

Pursuant to a Management Agreement dated March 2, 2000 and amended August 31, 2002, the Company owes the CEO, who is also the Chairman of the Board and a principal shareholder, $420,000 as of September 30, 2002 and $330,000 as of December 31, 2001, under a promissory note payable on demand for management fees due for services rendered to the Company.  On October 1, 2002 the note began to accrue interest at the rate of 5% per year paid annually on October 1.  The August 2002 amendment ended the accrual of $15,000 per month in additional fees as of July 1, 2002 and established the interest accrual beginning on October 1.

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

3

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

As of September 30, 2002, we had cash reserves of $65 and no other liquid assets or resources.  Our liabilities consisted primarily of a Note and accruals due to a shareholder, Jonathan Gilchrist, in the amount of $420,000 for services he has rendered to the company under an agreement to pay him $15,000 per month through June 2002 for his services since inception.  Amounts are payable on demand.  This note and related accruals bear interest at the rate of 5% payable annually beginning October 1, 2002 and are secured by the assets of the Company.  In addition, we owed $1,875 in accounts payable.

We had been dependent on The Internet Business Factory, Inc., (“IBF”) an Internet incubator, to provide sufficient working capital for operations, product development and deployment of our products at all times prior to December 31, 2001.  We have been responsible for our own expenses and development following that date.  If we do not raise sufficient capital in the next twelve months, we may not be able to successfully implement our business plan.  We may need to depend upon shareholder loans or investment to fund operations.

We began the development of our product, Web sites and content resources in March of 2000.  Because we have not launched the marketing of our product to date, we have not had any revenues or profits since inception.  We have not yet realized revenue from the sale of our products and have been dependent on capital contributions and our incubator company and our Chairman to cover operational and development costs.  We expensed a total of $1,030 and $93,054 in all aspects of the business during the three months and nine months ended September 30, 2002, and $50,239 and $165,583 during the comparable periods in 2001.  Of these expenses, $90,000 and $135,000 in the first nine months of 2002 and 2001, respectively, represented management fees due to our Chairman and were funded by an increase in our note payable to him.  In addition, $26,570 of the expenses in the first nine months of 2001 were paid through issuing common stock.  Our capitalized software development costs totaled $158,115 as of September 30, 2002 and $154,115 as of December 31, 2001, reflecting our development stage costs for our internal-use software.  In the first nine months of 2002 we added $4,000 to our capitalized software development costs for depreciation of our server used in the development of our software.

We had a net loss of $1,030 and $93,054 for the three months and nine months ended September 30, 2002 and a net loss of $50,239 and $165,583 in the comparable periods of 2001.  This represents losses of less than $0.01 and $0.04 per share for the three-month and nine-month periods ended September 30, 2002 and $0.02 and $0.07 per share for the comparable periods in 2001.  We have very limited liquidity and have been dependent on The Internet Business Factory and our Chairman for the development and deployment of our product, software platform and content.

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

Liquidity and Capital Resources

In 2000 and 2001, we were funded and operated primarily within the confines of an Internet incubator, The Internet Business Factory, Inc.  We depended on the liquidity and resources of the incubator for all development, personnel, licensing, hardware, bandwidth and operating costs.  As of September 30, 2002, we had total assets of $162,180 and $421,875 in current liabilities.  As of December 31, 2001 we had total assets of $163,359 and $330,000 in current liabilities.  We had a net loss of $1,030 and $93,054 for the three months and nine months ended September 30, 2002 and $50,239 and $165,583 for the comparable periods in 2001.  Negative cash flow from operating activities for the nine months ended September 30, 2002 and 2001 were $595 and $1,288, respectively.

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

As of September 30, 2002 we do not have significant financial commitments or capital requirements we must meet to continue operations, other than the $420,000 note payable to our Chairman and $1,875 in accounts payable, and the obligation to accrue interest on our note payable to our Chairman.  Our current expenditure demands primarily relate to maintaining our public reporting requirements.  We will need cash to implement our marketing program and produce an infomercial but these are not current, fixed obligations.

We will have to succeed in our financing activities in the year ahead in order to complete and execute on our business plan.  Our working capital requirements and cash flow from operations are expected to vary from quarter to quarter, depending on the success of marketing activities, operating expenses, capital expenditures and other factors.  We will need to raise substantial additional capital in order to succeed and to continue in business.  Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until then, we intend to rely upon our shareholder and other external sources for liquidity, if any.  As of September 30, 2002, our sources of external and internal financing are limited.  Our primary source of capital is currently our founding shareholder, Jonathan Gilchrist and a limited number of accredited investors.

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

3

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

3

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyber Law Reporter, Inc. (Registrant)

By ___/s/ Jonathan C. Gilchrist, President______ (Signature and Title)

Date: November 6, 2002

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By ___/s/ Kay Berry, Acting Principal Accounting Officer__ (Signature and Title)

Date: November 6, 2002

3

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Jonathan C. Gilchrist, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cyber Law Reporter, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

/s/ Jonathan C. Gilchrist

Jonathan C. Gilchrist
Chief Executive Officer

CERTIFICATION

I, Kay Berry, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cyber Law Reporter, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

/s/ Kay Berry

Kay Berry
Acting Principal Accounting Officer

3