Form 10KSB
period 2002-12-31
CYBER LAW REPORTER INC
filed 2003-04-14
CIK 1136868

Unknown;Microsoft Word 10.0.2627;

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-87696

Cyber Law Reporter, Inc. (Name of small business issuer in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-0636625 I.R.S. Employer Identification No.)

1207 Wisterwood, Houston, Texas (Address of principal executive offices)	77043 (Zip Code)

Issuer's telephone number (713) 249-1428

Securities registered under Section 12(b) of the Exchange Act:

Title of each class: None	Name of each exchange on which registered: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

State issuer's revenues for its most recent fiscal year:  None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  At March 31, 2003 we had 1,019,770 shares issued and outstanding to non-affiliates.  While our shares were registered on Form SB-2, which was declared effective by the SEC on August 6, 2002, we have not applied for listing in a public market and are not publicly traded.  The most recent private placement by the company (in August 2001)was priced at $0.10 per share; using that price the market value of stock held by non-affiliates is $101,977.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,570,000 as of March 31, 2003.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

PART I

Item 1. Description of Business.

Company Overview

We were originally incorporated on March 2, 2000 as Cyber Law Reporter, Inc. We operate under the eLegal.com brand name and own that URL which we procured from our founder, Jonathan Gilchrist, who had previously registered that domain name with the American Law Network, which he founded in 1997 and which ceased operations in 1998.  It will become our primary Internet address.  We were formed with the help of The Internet Business Factory, Inc., a Houston based Internet incubator, a related entity through common ownership, which has provided the majority of the financing, personnel and management that we have used to develop the company to its current stage of development.  We have not yet begun revenue-producing operations.

As of December 31, 2001 and 2002, we had accumulated deficits of $375,685 and $474,436 respectively.  We had net losses of $165,083 during the period from inception until December 31, 2000 and losses of $210,602 and $98,751 for the years ending December 31, 2001 and 2002.  At December 31, 2001 we had negative working capital of $328,756 and at December 31, 2002 we had negative working capital of $427,507.  We expect net losses and negative cash flows to continue for the foreseeable future as we continue to incur operating expenses and make capital investments in our business.   It has cost $159,448 to develop our software to-date and we have total assets of $162,149 at December 31, 2002.

Cyber Law Reporter is building content resources for delivery on the Internet using three vertical business strategies that each will provide legal information and resources.  Our goal will be to provide affordable and easy-to-use legal information, forms and resources to lawyers, businesses and consumers.  Each vertical channel will be built upon a distinct business model.  Each marketing channel will have its own Web site and technology.

eLegal.com will be our primary Web site address where we will provide primary legal research materials related to the law, general legal information and Internet searching capability.  We expect to begin by providing information and services relating most directly to Texas residents and then to expand our services nationwide as we expand out databases to include all states.

Cyber Law Reporter expects to build an online law library consisting of case law reported by state courts, and U.S. appellate courts with a user interface that is both simple enough for non-professionals to understand and powerful enough for lawyers to use effectively.  When we launch this service, our content will be accessible from any Internet browser from home or office.  We hope that our Web site will attract people who need to conduct legal research, and prefer to do so quickly, easily and inexpensively over the Internet.  This will be a subscription-based service.  We will seek to grow by publishing accurate and current databases of legal information, and by adding available forms and legal articles.  We expect to charge a monthly subscription fee for access to these materials.

We have written our own, proprietary search engine that can retrieve specific queries for legal information.  It will allow users to make both simple and advanced searches of our legal databases, track time and billing rates, allow for users to post notes to their research files and save cases to a basket for future retrieval.   We expect to acquire primary legal materials directly from the courts which publish opinions and/or from the Web sites where those opinions are posted as public domain material.  In addition, we may purchase databases of materials from vendors who own the copyright to that material or license the rights to publish that material as part of our databases.

Lawyers have traditionally had access to the types of materials that we will provide at eLegal.com through published volumes of case law or through subscriptions to Westlaw or Lexis/Nexis or though competing providers of legal information such as Lois Law or The National Law Library.  However, for the average consumer or business owner, these resources are generally too expensive and the software is difficult for new users to master.  We feel that there is both a substantial interest and a need for public access to the law at the consumer level.  For generations the ability to read the law itself has been almost the exclusive purview of the legal profession.  We hope to change that by providing primary legal materials in a user-friendly environment with an intuitive search engine at the user interface.

We feel this is important for two reasons.  First, greater knowledge of the law will provide consumers and business owners with the power to act with knowledge when dealing with important decisions and events that affect their rights.  By providing access to the law, every person, regardless of circumstances or location, can learn what their rights and responsibilities are in regard to the facts of their situations.  Of course, this does not make them capable of practicing law, but we feel it will assist them in communicating with their lawyer should they need one.  Second, by broadening the appeal of legal information services beyond the bounds of the legal profession in America, we significantly expand our exposure and the ability to market our other products and services to new users.

We have written the search engine software for the eLegal site and have designed the database structure and operating parameters.  We have prototype data currently in this database consisting of thousands of cases from the state courts of Texas covering a period of over twenty years and a smaller number of cases from New York and Oklahoma. We are planning to procure the complete databases for these and other states and open the eLegal Web site to the public in late 2003.  We expect this will cost us between $1 and $2 million.   We will continue to procure newly published opinions from the courts in each jurisdiction covered in our database using a ‘spider’ (an electronic retrieval software) that will find new opinions and pull them back to our server where our editor(s) can tag them and edit them for inclusion in our database.  We expect to update our databases weekly after they are released to the public.  We estimate that it will take one editor for each of the eight largest state databases and one editor for each two additional states to manage the updating process.  We will start with one editor for Texas and expect to pay a salary of approximately $30,000 for this type of position.

ClickToSue.com is a second Web site we have developed and are currently preparing for public introduction, targeted for late in 2003.  We feel that this URL gives us the ability to effectively introduce those needing legal representation to lawyers who are qualified to meet their specific need. Often businesses and consumers in search of legal representation have difficulty determining which lawyer is best suited to the case or specialty required for their situation.

ClickToSue.com is a marketing service that will contract with lawyers and law firms to allow those firms to evaluate and serve the needs of those in need of an attorney. Cyber Law Reporter will receive marketing and management fees from law firms for providing this service.  This service will be free to the user.  There will be no subscription fee required for this service.  We do not currently have marketing and management fee agreements with any law firm or legal services company.  When a consumer or business comes to the ClickToSue.com site and requests assistance, we will refer their request to a licensed lawyer to evaluate such cases and to identify counsel appropriate for the circumstances.  Information regarding the potential client and the request for services will then be provided to counsel who have indicated an interest in receiving such information and, where both parties agree, the client will then retain the services of that lawyer.  We do not get involved directly in the legal analysis or in the lawyer-client relationship.  We are a marketing company and our revenue will be derived exclusively from the marketing services we provide for lawyers and law firms interested in the promotional services provided by ClickToSue.com.

We will initially work with a law firm licensed in the State of Texas that we will select in 2003.  We expect to pay this firm a flat fee for each case they review and will not allow them to serve as the primary attorney to handle any client matter reviewed by them at our request.  We feel this will help to eliminate any potential conflict of interest.  This law firm will be able to make referrals related to any legal work to be done in Texas.  The scope of services for which we will retain this firm will be to review and refer the client matters that we ask them to review.  Because certain states may limit the ability of a Texas law firm to refer non-Texas clients to non-Texas lawyers,  an agreement will be entered into with a lawyer in each  state where our services will be provided prior to providing services in that state in order to have a licensed agent in that state prior to forwarding clients for work to be performed in that state.

We expect to have this Website reviewed by the State Bar of Texas before we publish it to the public.  Review of a Web site falls under the advertising rules of the State Bar Association.  If the Bar association reviews any advertising material and later determines that it violates a provision of the Rules of Professional conduct, there is no penalty ascribed.  If a firm disseminates an advertisement without review, then sanctions may be imposed under the Rules if there is a violation.  If the site has been reviewed and a violation is later discovered, a correction is requested but no sanction attaches.  When a Web site is submitted, the Bar association must respond within 25 days.  If they do not, the site is considered as reviewed and approved.  If the committee has concerns about statements on the site or in the advertisement, they will recommend those changes to the submitting firm.

Finally, as we expand our Internet sites in the future, we hope to provide a vast amount of additional legal information regarding consumer rights, workplace rules, family law, insurance claims, starting a business and other legal information that would be helpful to the consumer.  We expect that these consumer information services will be provided free to the user.  Our revenue stream from this portion of our business will come from advertising and e-commerce sales, such as the sale of law related books.  We do not expect to complete this phase of our development until 2005.

Much of the content and information that we provide will be provided at no cost to the public.  We do expect to charge a subscription fee related to access to our primary legal materials.  The reason for adopting this business model is that we believe it will increase the number of people who will use our site and refer others to our services.  Our premium research services for primary legal materials will be priced below that charged by our significant competitors.

Sources of Revenue

When we become operational, Cyber Law Reporter expects to generate revenue from three distinct sources.

First, ClickToSue.com  will generate revenue from fees related to the marketing services we provide related to identifying individuals in need of an attorney and for introducing prospective clients to qualified lawyers.  These business relationships will structured to create a revenue stream based upon fee income received from our law firm clients who contract with us to offer information regarding their firm at our Web site.  We expect fees from this site to be structured on a flat-fee basis to be paid each time a client is referred for assistance.  Fees may range from $100 to $500 per client depending on the nature of the client’s need. The service is free to the client and ClickToSue.com is paid by lawyers seeking access to new clients.  We do not provide legal services and do not enter into an attorney-client relationship with its customers.  We connect them with an independent law firm that evaluates their need and recommends appropriate counsel for their circumstances.

The second, source of revenue is from Web based advertising such as banner ads that we can sell on our Web sites.  Each of our three business channels will appeal to a slightly different group of advertisers.  For example, home health care providers and chiropractors might want to advertise at ClickToSue.com.   Lawyers and publishers may want to advertise on our eLegal.com portal where we hope there will be a significant volume of public traffic sufficient to support an advertising base.  On the other hand, vendors who want to sell their products to lawyers, law firms and professionals may want to advertise on each of our sites.

Our ability to provide additional services and expand our market depends upon a number of factors, many of which are beyond our control.  These factors include the rates of and costs associated with new customer acquisition, customer retention, capital expenditures and other costs relating to the expansion of operations, the timing of new product and service announcements, changes in our pricing policies and those of our competitors, market acceptance of our services, changes in operating expenses, strategy and personnel, increased competition, and general economic factors.  There can be no assurance that we will be successful in selling our services or achieving or maintaining profitability or positive cash flow in the future.

Advanced Functionality

Our Web site will provide tools and functions available on the Internet to find and view legal content.  Additionally, the site design will allow us to continue to improve and enhance performance as the functional capacity of the Internet grows.

Examples of the planned site functions include:

1.	simultaneous searching of multiple databases;
2.	the ability to save searches for an indefinite period of time in a basket much like a shopping cart used by e-commerce sites;
3.	an online timer to time and record the time expended on each search for billing purposes;
4.	automatic notification by email of news and search results matching the user's search criteria;
5.	the ability to save cases in various formats, including Text; Word; PDF and XML;
6.	the ability to interlineate or post notes and comments in the cases for future reference;
7.	the ability to search for cross references to cases; and tutorials.

Data Maintenance

We are planning to build a system that will deliver new cases and reports to consumers as quickly as possible after they are released.  This will require that we establish relationships with the courts releasing new opinions as well as with vendors of primary legal research material.  We will need to significantly increase our staffing in the data acquisition and data entry areas to keep our case law databases current and complete.

Court opinions, and statutes are public information that are not copyrightable.  Cyber Law Reporter obtains content for its databases from the courts or other government resources or from third parties.

Internet Technology

We expect to use the efficiencies of the Internet to become a competitive provider of legal information services. We believe that there is a strong demand among non-lawyers for accurate information regarding the law.  In addition, there are numerous Internet sites and Internet companies targeting the legal community that we will seek to acquire in order to expand the scope and usefulness of our services.  We believe that to succeed in the competitive environment in which we have positioned ourselves we will need to:

1.	keep our database current with immediate updates to case law, statutes, and rules and regulations online;
2.	provide enhanced search capabilities;
3.	retain staff that are experienced legal researchers;
4.	develop topical search capabilities; and
5.	offer online sign-up for products and services.

 However, there can be no assurance that we will be successful in hiring the necessary personnel who are qualified to use these new technologies effectively, develop new services or enhance existing services on a timely basis or that such new technologies or enhancements will achieve market acceptance.  In addition, there can be no assurance that services or technologies developed by others will not render our services or technology non-competitive or obsolete.

In addition, the market for Internet services is in an early stage of growth.  Our services will depend upon the continuing development and expansion of the market for Internet services.  If the demand for Internet services fails to continue to grow, grows more slowly than anticipated or becomes saturated with competitors, we will be adversely affected.

We are also at risk to fundamental changes in the way Internet access is delivered.  As the Internet becomes accessible through other devices and services, we will have to develop new technology or modify our existing technology to accommodate these developments.  There can be no assurance that we will succeed in adapting our business to alternative devices and new technologies.

Marketing Plan

Our goal is to gain a significant market share in the legal research market for web-based and other on-line legal information by providing the highest quality Internet resource and the lowest market price.  We believe there is substantial opportunity to provide high quality information at prices that the market will find attractive.

The key elements of our marketing strategy include:

Phase one of the business launch will focus on building brand awareness by introducing the legal community to the advantages and cost savings of using the eLegal.com product in their practice.  This will be done by introducing public relations materials and press packets regarding our services to state bar journals and other legal publications when we are ready to introduce our subscription based products.  In addition, as funds are available, we may purchase advertising space in these periodicals.  The goal of this phase of marketing is to attract significant Internet traffic to the eLegal Web sites.

Phase two of product deployment builds on strategic relationships with business portals and high-traffic Internet sites with whom eLegal will partner to deliver content to that site’s users at no cost to the Portal owner.  This will allow these strategic partners to provide a new content service to their users while sharing in the profits generated.  This will allow eLegal to significantly increase traffic to its sites by serving the needs of other popular destinations.  This can be done through banner exchanges or strategic relationships with business and legal portals.

Phase three of the market development strategy is to work with local courts and government agencies that seek to publish and distribute decisions, regulations and findings to the public.  We do not currently have agreements with any court or association to provide this service.

In addition, we expect our growth to be driven, in large part, by acquisitions, which we hope to make in the future.  We hope to make most of these acquisitions using common stock.  We have not identified or talked with any specific acquisition targets at this time but we plan to begin that process in the second half of 2003.  We will seek to acquire other legal information and law related Web sites and service business that support the legal sector.   In addition, if opportunities arise to acquire businesses in other sectors that we feel will help us grow and enhance shareholder value, we may consider these opportunities as well.

Web Site Hardware and Software Design

Our Web site hardware and software is designed to be flexible, scalable and reliable. Our web site operates using proprietary searching software written primarily in PEARL and C+.  We use a Microsoft NT Operating System and Microsoft SQL Server 2000.  Our web site hardware and software is designed to be able to expand easily by adding additional servers. We currently use a development server and a Web server.  We will add new database and Web servers prior to product launch. We believe our system design is sufficient to support our planned growth over the next 12 months.

We currently have backup systems in place to protect our data and we intend to create additional backup systems.  Additional software will be in place to analyze server activity to profile the performance and usage of the web site.

Intellectual Property Rights

We have designed our own search engine and database protocols.  We depend on trade secrets laws and copyright laws for protection of our software and intellectual property. We have not applied for any patents related to our software.  In addition, we own several URL’s that we feel have significant proprietary value such as eLegal.com, MyLawNews.com and ClickToSue.com.  We have entered into confidentiality agreements with our management and key employees covering this software, and limit access to this software and other proprietary information.  There can be no assurance that the steps taken by us will be adequate to prevent misappropriation of our technology or that competitors will not independently develop technologies that are equivalent or superior to our services or technologies.

In the period from inception to December 31, 2000, we expended $129,476 on development of software for internal use, including our website, and capitalized that amount.  In 2001, we expended and capitalized an additional $24,639 for that purpose.  In 2002 we capitalized $5,333 in equipment depreciation as development costs for internal–use software.  We have made no expenditures for research and development.

Market/Industry

Most lawyers still access legal information from traditional publishing sources who provide hard-bound books and updates that include such things as case law, statutes and regulations.  The legal publishing industry has efficiently provided these materials for nearly 100 years.  We feel that the delivery of legal information has still not felt the full impact of the significant development of new technologies in recent years.  In addition, most lawyers now have access to the Internet and computers in law practice are ubiquitous.  Add to this the fact that the law consists of public information that is not copyrighted and cannot be copyrighted and a significant opportunity exists to facilitate a shift in the way legal information flows from its source to the public.  Today those channels run through traditional publishing houses such as West Group and Lexis/Nexis.  However, it is the mission of courts and legislatures to not only promulgate the law but to disseminate it as well.  New technology allows them to do this without relying on a publisher as their agent of dissemination.  For example, most courts and legislative bodies now have Web sites where this public domain material is regularly posted as it is promulgated by the court or legislature.   However, most court websites do not provide intuitive search engines and do not provide official citation information for the cases they publish because the citation is generally added by a publisher after the court has released the opinion.  We are able to access this information, aggregate it at our site and present it in a manner that is useful to professionals and lay persons alike.   We expect the demand for online legal information to grow.

In addition, we feel that there are largely untapped consumer and small business markets consisting of people who would like access to primary legal material but who have not previously been offered an efficient gateway to these resources.  Many people engaged in litigation or facing other legal challenges may wish to review primary legal materials related to their situation.  We hope to design our eLegal.com site to accommodate this need.

Competition

The competition in the legal information industry is significant.  Our competitors have significantly greater resources than we do, and this competition may make it difficult, if not impossible for us to achieve our financial goals.  The market for electronic legal information is currently dominated by West Group, a division of The Thomson Corporation, a Canadian company, and Lexis/Nexis, which is owned by Reed-Elsevier, an Anglo-Dutch company.  These competitors are both large, well-established companies.  They offer databases that are similar to and larger than the databases that we are working to develop.  These competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us.  They can thus undertake more extensive marketing campaigns, respond more quickly to new or emerging technologies and changes in customer requirements, and devote greater resources to the development, promotion and sale of their products than we can.

We also compete with smaller companies that offer fee-based access to selected legal databases over the Internet such as Lois Law and the National Law Library.  These companies are more successful than we are and have captured existing market share.  They have a head start on building a brand within many of the markets in which we will compete.  In addition, there are many sites on the Internet that provide free access to databases of legal information, such as Web sites hosted by major universities, www.alllaw.com and www.findlaw.com.  We expect to provide a level of functionality comparable to the subscription based competitors which we feel will make our site more useful to users than most existing free information sites.

Employees

Cyber Law Reporter currently has no paid employees.  Management, programming and operations have, in the past, been conducted by employees, consultants and contractors provided to us by The Internet Business Factory.  Currently, only our management team is working on the development of our business plan and they are doing so without compensation, other than as specified in the Management Agreement with our CEO as described elsewhere in this report.  In some cases in the past, we have provided partial consideration to independent contractors who have provided services for us in the form of unregistered common stock.

Item 2. Description of Property.

We own no real property.  We currently do not occupy office space.  Through our founding shareholder, Jonathan Gilchrist, we have available to us approximately 1,000 square feet of office space and high-speed Internet connection and equipment that we expect to be sufficient to implement our business plan over the course of the next year.  Our servers and content are co-located at PG Technology, Inc. in League City Texas.

Item 3. Legal Proceedings.

We are not a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against us is contemplated, threatened or expected.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to security holders during the fourth quarter of the fiscal year covered by this report

1

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

During the period covered by this report, our registration statement on Form SB-2 became effective on August 6, 2002.  We have not yet applied to have our stock listed on a public market.  Management intends to apply for listing on the Nasdaq OTC Bulletin Board or the Bulletin Board Exchange in 2003.

SECURITY HOLDERS

At December 31, 2002 there were 2,570,000 shares of our common stock outstanding, which were held by 41 shareholders of record.  The registration of shares by selling shareholders is discussed in detail in our prospectus which you may view at www.sec.gov or which you may request from the Company.  We are authorized to issue up to 50 million shares of common stock with a par value of $0.001.

DIVIDEND POLICY.

We have not paid any dividends on our common stock, and it is not anticipated that any dividends will be paid in the foreseeable future.  Our board of directors intends to follow a policy of using retained earnings, if any, to finance our growth. The declaration and payment of dividends in the future will be determined by our board of directors in light of conditions then existing, including our earnings, if any, financial condition, capital requirements and other factors.

i

Voting Rights – Each of our shareholders of common stock is entitled to one vote for each share held of record on all matters submitted to the vote of stockholders, including the election of directors.  All voting is noncumulative, which means that the holders of fifty percent (50%) of the shares voting for the election of the directors can elect all the directors.  The Board of Directors may issue shares for consideration of previously authorized but unissued stock without stockholder action.

ii

Dividend Rights – The holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at such times and in such amounts as the Board of Directors may determine to be in the best interests of the shareholders.

iii	Liquidation Rights – Upon liquidation, the holders of the common stock are entitled to receive pro rata all of the assets available for distribution to common shareholders.

iv	Preemptive Rights – Holders of common stock are not entitled to preemptive rights.

v	No conversion rights, redemption rights or sinking fund rights exist for holders of the common stock.

No material potential liabilities are anticipated to be imposed on stockholders under state statutes.  Certain Texas regulations, however, require regulation of beneficial owners of more than 5% of the voting securities.  Stockholders that fall into this category, therefore, may be subject to state regulation and compliance requirements.

Additional Information Describing Securities

For additional information regarding our securities, you may view our Articles of Incorporation and By-laws which are available for inspection at our offices or which can be viewed through the EDGAR database at www.sec.gov as exhibits to the registration statement on Form SB-2.  You may also choose to review applicable statutes of the state of Texas for a description concerning statutory rights and liabilities of shareholders.

Reports to Shareholders

We will furnish to holders of our common stock annual reports containing audited financial statements examined and reported upon, and with an opinion expressed by, an independent certified public accountant. We may issue other unaudited interim reports to our shareholders as we deem appropriate.

The Penny Stock Rules

Our securities may be considered a penny stock. Penny stocks are securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ stock market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell penny stock securities to persons other than established customers and accredited investors.  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of penny stock securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules” require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell our securities and may have the effect of reducing the level of trading activity of our common stock in the secondary market. The foregoing required penny stock restrictions will not apply to our securities if our market price is $5.00 or greater. The price of our securities may not reach or maintain a $5.00 price level.

Item 6. Management's Discussion and Analysis or Plan of Operation.

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

As of December 31, 2002, we had cash reserves of $34 and no other liquid assets or resources.  Our liabilities consisted primarily of a Note and accruals due to a shareholder, Jonathan Gilchrist, in the amount of $425,250 for services he has rendered to the company under an agreement to pay him $15,000 per month through June 2002 for his services since inception.  Amounts are payable on demand.  This note and related accruals bear interest at the rate of 5% payable annually with interest accruals beginning October 1, 2002, and are secured by the assets of the Company.  In addition, we owed $2,291 in accounts payable. Because the Company has no working capital, current operating costs are being met by Goldbridge Capital.

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

We began the development of our product, Web sites and content resources in March of 2000.  Because we have not launched the marketing of our product to date, we have not had any revenues or profits since inception.  We have not yet realized revenue from the sale of our products and have been dependent on capital contributions and our incubator company and our Chairman to cover operational and development costs.  We expensed a total of $98,751 in all aspects of the business during the year ended December 31, 2002, and $210,602 during 2001.  Of these expenses, $95,250 and $180,000 in 2002 and 2001, respectively, represented management fees or interest due to our Chairman and were funded by an increase in our note payable to him.  In addition, $26,570 of the expenses in 2001 were paid through issuing common stock.  Our capitalized software development costs totaled $159,448 as of December 31, 2002 and $154,115 as of December 31, 2001, reflecting our development stage costs for our internal-use software.  In 2002 we added $5,333 to our capitalized software development costs for depreciation of our server used in the development of our software.

We had a net loss of $98,751 for the year ended December 31, 2002 and a net loss of $210,602 in 2001.  This represents losses of $0.04 per share and $0.09 per share for 2002 and 2001, respectively.  We have very limited liquidity and have been dependent on The Internet Business Factory and our Chairman for the development and deployment of our product, software platform and content.

We have developed beta-versions of our Web site and database structures, and have procured a set of prototype data to test our systems.   We will need to procure a complete set of case law for at least one state and finalize our Web sites before we are ready to deliver our product to the public.  If we are unable to procure funding we may not be able to complete the implementation of our business plan and may not be able to continue as a going concern.

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

Despite our efforts, we may not be successful in implementing our vision based on the recent trends within the Internet industry, particularly with respect to consumer oriented content providers.  Beginning in early 2000 and continuing through 2002, a significant number of these companies began to experience financial difficulties, which included dropping share prices, layoffs or closures and lack of profits.  In addition, many Internet companies have sought combination with their competitors or with more traditional ?rick-and-mortar” companies in an effort to survive.  Many Internet companies are running deep losses and have spent heavily on marketing, customer acquisition, personnel and product development only to experience cash shortages prior to reaching profitability.  We may be affected by similar market conditions.

Liquidity and Capital Resources

In 2000 and 2001, we were funded and operated primarily within the confines of an Internet incubator, The Internet Business Factory, Inc.  We depended on the liquidity and resources of the incubator for all development, personnel, licensing, hardware, bandwidth and operating costs.  As of December 31, 2002, we had total assets of $162,149 and $427,541 in current liabilities.  As of December 31, 2001 we had total assets of $163,359 and $330,000 in current liabilities.  We had a net loss of $98,751 for the year ended December 31, 2002 and $210,602 for 2001.  Negative cash flow from operating activities for the year ended December 31, 2002 and 2001 were $626 and $4,616, respectively.

To fund the development and implementation of our business plan subsequent to our founding, we have issued 965,700 shares of common stock for services and equipment.  None of these shares were issued in 2002.  In addition, we sold 94,300 shares of common stock to accredited investors under an exemption to registration for $19,964 in 2000 and 2001.  We have issued a promissory note for $425,250 to the principal founding shareholder for services rendered to the company since inception.

As of December 31, 2002 we do not have significant financial commitments or capital requirements we must meet to continue operations, other than the $425,250 note payable to our Chairman and $2,291 in accounts payable, and the obligation to accrue interest on our note payable to our Chairman.  Our current expenditure demands primarily relate to maintaining our public reporting requirements.  We will need cash to implement our marketing program and produce an infomercial but these are not current, fixed obligations.

We will have to succeed in our financing activities in the year ahead in order to complete and execute on our business plan.  Our working capital requirements and cash flow from operations are expected to vary from quarter to quarter, depending on the success of marketing activities, operating expenses, capital expenditures and other factors.  We will need to raise substantial additional capital in order to succeed and to continue in business.  Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until then, we intend to rely upon our shareholder and other external sources for liquidity, if any.  As of December 31, 2002, our sources of external and internal financing are limited.  Our primary source of capital is currently our founding shareholder, Jonathan Gilchrist and a limited number of accredited investors.

While the shareholder commitment discussed above is sufficient to allow us to maintain minimum operations for the next twelve months, if we do not raise at least $1 million in additional funding during the next twelve months, it is unlikely that our business will be able to survive.  It is essential to our success that we raise the capital necessary to implement and launch our websites.

Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we do not have significant cash or other material liquid assets, nor do we have an established source of revenue sufficient to cover our operating costs and to allow us to continue as a going concern.  We may, in the future, experience significant fluctuations in our results of operations.   We will be required to obtain additional debt and equity financing or our illiquidity could suppress the value and price of our shares if and when a market for those shares becomes available.  However, our future offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficient to fund operations and meet the needs of our business plan.  Our current working capital is not sufficient to cover cash requirements for 2003 or to bring us to a positive cash flow position.  It is possible that we will never become profitable and will not be able to continue as a going concern.

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

We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-KSB after the date of this report.

Item 7. Financial Statements.

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Directors of

Cyber Law Reporter, Inc. (A Development Stage Company)

Houston, Texas

We have audited the accompanying balance sheets of Cyber Law Reporter, Inc. (A Development Stage Company) as of December 31, 2002 and 2001, and the related statements of operations, changes in shareholders’ (deficit) equity and cash flows for the years ended December 31, 2002 and 2001, and the period March 2, 2000 (date of inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyber Law Reporter, Inc. (A Development Stage Company) at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended and from March 2, 2000 (date of inception) through December 31, 2002 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As reflected in the financial statements, the Company has incurred substantial losses during its development stage and is experiencing liquidity problems associated with its lack of operations and working capital, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully discussed in the accompanying financial statements, the Company has entered into material agreements and contracts with related individuals and entities owned by related individuals that have resulted in material transactions and balances with these related parties.  The Company purchased nearly all of its assets and expenses from such individuals and entities.

/S/ Harper & Pearson Company

Houston, Texas

April 11, 2003

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31,	December 31,
	2002	2001
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$ 34	$ 660
Prepaid expense	-	584

TOTAL CURRENT ASSETS	34	1,244

SOFTWARE AND EQUIPMENT

Software development costs	159,448	154,115
Equipment	16,000	16,000
Less: accumulated depreciation and amortization	(13,333)	(8,000)

	162,115	162,115

TOTAL ASSETS	$ 162,149	$ 163,359

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES

Accounts payable	$ 2,291	$ -
Note and accrual payable to shareholder	425,250	330,000

TOTAL CURRENT LIABILITIES	427,541	330,000

SHAREHOLDERS' (DEFICIT) EQUITY

Common stock $0.001 par value, 50,000,000 shares authorized; 2,570,000 shares issued and outstanding	2,570	2,570
Additional paid-in capital	206,474	206,474
Deficit accumulated during the development stage	(474,436)	(375,685)

TOTAL SHAREHOLDERS' (DEFICIT) EQUITY	(265,392)	(166,641)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$ 162,149	$ 163,359

See accompanying notes.

1

CYBER LAW REPORTER, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002 AND 2001, AND

MARCH 2, 2000 THROUGH DECEMBER 31, 2002

	December 31,	December 31,	Inception
	2002	2001	To-date

REVENUES	$ -	$ -	$ -

EXPENSES
Accounting and legal services	2,875	7,036	9,911
General and administrative	126	3,566	4,675
Related party expenses:
… Management and consulting services	90,500	200,000	443,600
… Product planning	-	-	11,000
… Interest expense	5,250	-	5,250

	98,751	210,602	474,436

NET LOSS	$ (98,751)	$(210,602)	$(474,436)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.04)	$ (0.09)	$ (0.20)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	2,570,000	2,432,420	2,384,112

See accompanying notes.

1

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

YEARS ENDED DECEMBER 31, 2002 AND 2001, AND

MARCH 2, 2000 THROUGH DECEMBER 31, 2000

	Common Stock Shares	Common Stock Amount	Receivable from Share-holders	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total

BALANCE, March 2, 2000	-	$ -	$ -	$ -	$ -	$ -

Issuance of common shares to founders	1,510,000	1,510	(1,510)	-	-	-
Issuance of common shares for services, prepaid expenses, equipment and software development	600,000	600	-	149,400	-	150,000
Collection on receivable	-	-	100	-	-	100
Sale of common shares	70,230	70	-	17,487	-	17,557
Net Loss	-	-	-	-	(165,083)	(165,083)

BALANCE, December 31, 2000	2,180,230	$ 2,180	$ (1,410)	$ 166,887	$ (165,083)	$ 2,574

Issuance of common shares for services, equipment and software development	365,700	366	-	37,204	-	37,570
Sale of common shares	24,070	24	-	2,383	-	2,407
Collection on receivable	-	-	1,410	-	-	1,410
Net Loss	-	-	-	-	(210,602)	(210,602)

BALANCE, December 31, 2001	2,570,000	$ 2,570	$ -	$ 206,474	$ (375,685)	$ (166,641)

Net Loss	-	-	-	-	(98,751)	(98,751)

BALANCE, December 31, 2002	2,570,000	$ 2,570	$ -	$ 206,474	$ (474,436)	$ (265,392)

See accompanying notes.

1

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2002 AND 2001, AND

MARCH 2, 2000 THROUGH DECEMBER 31, 2002

December 31,	December 31,	Inception
2002	2001	To-date

CASH FLOW FROM OPERATING ACTIVITIES

Net Loss	$ (98,751)	$ (210,602)	$ (474,436)
Adjustments to reconcile net loss to net cash
used by operating activities:
Note and accrual payable to shareholder	95,250	180,000	425,250
Common stock issued for services	-	26,570	37,570
Changes in Operating Assets and Liabilities:
Prepaid expense	584	(584)	-
Accounts payable	2,291	-	2,291

Net Cash Used in Operating Activities	(626)	(4,616)	(9,325)

CASH FLOW FROM INVESTING ACTIVITIES

Software development	-	(1,150)	(12,115)

Net Cash Used in Investing Activities	-	(1,150)	(12,115)

CASH FLOW FROM FINANCING ACTIVITIES

Common stock issued for cash	-	3,817	21,474

Net Cash Provided by Financing Activities	-	3,817	21,474

NET INCR(DECR) IN CASH AND CASH EQUIVALENTS	(626)	(1,949)	34

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	660	2,609	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 34	$ 660	$ 34

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

Non cash activities:
Common stock issued to IBF for:
… services (shown above)	$ -	$ -	$ 11,000
… software development	$ -	$ 18,156	$ 109,000
… equipment	$ -	$ -	$ 5,000
Common stock for services (shown above)	$ -	$ 26,570	$ 26,570
Common stock for equipment	$ -	$ 11,000	$ 11,000
Common stock for software development	$ -	$ -	$ 25,000
Equipment depreciation for software development	$ 5,333	$ 5,333	$ 13,333

See accompanying notes.

1

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION – Cyber Law Reporter, Inc., (A Development Stage Company) (“the Company”) was incorporated in Texas on March 2, 2000 for the purpose of developing and delivering online legal information services to businesses and consumers.  The Company registered as a reporting company under the Securities Act of 1933 by filing a report on form SB-2 that became effective August 6, 2002.

CONDITIONS AFFECTING ONGOING OPERATIONS – As of December 31, 2002, the Company had not commenced commercial operations, is a development stage enterprise, and has devoted substantially all of its efforts to product development, financial planning, raising capital and identifying business opportunities.  The Company is subject to the risks associated with development stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets.  Without additional funding, the Company will be unable to complete its development and commence operations.  The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to grow through merger and acquisition opportunities.  However, the Company is currently dependent upon external or shareholder debt and equity financing to continue its current level of activities.  The Company's internally generated cash flows have historically been and continue to be insufficient for the Company's cash needs.  For the present and foreseeable future the Company will be required to obtain additional debt or equity financing to remain in business.  New debt or equity capital may contain provisions that could suppress future stock prices further, or cause significant dilution to current shareholders and increase the cost of doing business.  In the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.  If the Company is unable to continue its operations, the value of the Company's assets would experience a significant decline from the net book values reflected in the accompanying consolidated balance sheet. Because the Company has no working capital, current operating costs are being met by Goldbridge Capital.

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

PREPAID EXPENSES – At inception, the Company entered into an agreement with The Internet Business Factory, Inc. (IBF) to provide support services, financing, software development, equipment, staff and incubation services for the development of its business plan.  The Company’s founder, CEO and Chairman of the Board is also the founder and CEO of IBF.  He is the beneficial owner of over 10% of the Company’s equity and a controlling shareholder of IBF as well.  The Company issued 500,000 shares valued at $0.25 per share to IBF at inception for services to be provided.  These shares were fully vested and non-forfeitable when issued.  Billings for services, equipment payments, and overhead totaling $106,844 were rendered in 2000 and $18,156 in 2001.  IBF has supplied personnel for the Company including management, marketing and product development staff.  In addition, it has provided or paid for Web development, Web hosting, bandwidth and other development expenses incurred.  The only prepaid expense at the end of 2001 was an arms-length prepayment made to a third party.  There were no prepaid expenses at December 31, 2002.

SOFTWARE DEVELOPMENT COSTS – In accordance with generally accepted accounting principles, the development stage costs incurred for the Company’s internal-use software and website have been capitalized.  These costs included personnel charges for web programmers, rental charges for the use of equipment and software used in the development process, and depreciation of equipment used for software development.   In 2001, the Company paid $1,150 in cash directly to programmers, capitalized $5,333 representing twelve months of depreciation of its server, and capitalized $18,156 in prepaid expenses from stock that had been issued to IBF.  In 2002 the Company capitalized $5,333 representing twelve months of depreciation of its server.  The integrated software is in testing and is not yet ready for its intended use as of December 31, 2002 and, accordingly, no amortization expense has been recorded.  The estimated useful life is three years from the date on which it is ready for its intended use.  Future development and acquisition costs of software for internal use will be capitalized and amortized over its useful life.  The Company periodically evaluates capitalized software costs for impairment, and has concluded no impairment loss has occurred to-date.

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

REVENUE RECOGNITION – The Company expects to recognize revenue on services as they are performed and on products when they are sold net of sales returns or cancellations in accordance with SEC Staff Accounting Bulletin No. 101.  The Company may generate revenue (1) from management, marketing and service fees for introducing prospective clients to qualified lawyers, (2) from subscription fees to research and premium services, and (3) from Web-based advertising.  The Company will grant refunds and returns on the unused portion of subscriptions, if any, if requested by customers prior to the completion of the term of a subscription.   For services rendered over time, if any, such as a subscription, revenue will be recognized ratably over the service period even though subscriptions are generally prepaid. Customers will access content through Internet browsers and will not take possession of the software or content.

PRODUCT PLANNING EXPENSES – In accordance with generally accepted accounting principles, the planning stage costs incurred for the Company’s internal-use software and website have been expensed.  These costs included personnel charges and consulting fees for conceptual formulation and evaluation of alternatives of search and retrieval methodologies for electronic legal data.

INCOME TAXES – The Company has had losses since inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2002 and 2001, the Company estimates an accumulated net operating loss (“NOL”) carryforward of approximately $474,000 and $375,000, respectively, resulting in a deferred tax asset of approximately $161,000 and $127,000, respectively.  These carryforwards begin to expire in 2020.  Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities and the uncertainty that the Company will ever achieve profitability, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.  A valuation allowance has been established to fully offset the deferred tax assets.

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

NEW ACCOUNTING PRONOUNCEMENTS – In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.  Statement No. 141 requires, among other things, all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting.  Statement No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition.  Under Statement No. 142, goodwill will no longer be amortized over its estimated useful life, but instead will be tested for impairment at least annually.  The Company's plan for impairment testing is more fully discussed within the Impairment of Long Lived Assets section of this footnote.  Statement No. 142 will be effective for years beginning after December 15, 2001 and must be adopted at the beginning of a year.  Goodwill and intangible assets acquired after June 30, 2001 will be subject to the provisions of Statement No. 142.  The Company adopted Statement No. 142 effective January 1, 2002, with no material impact on the financial position or operations of the Company.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.  Statement 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  Adoption is required for financial statements issued for fiscal years beginning after June 15, 2002.  The Company adopted Statement No. 143 effective January 1, 2003, with no material impact on the financial position or operations of the Company.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Statement 144 broadens the presentation and qualification of disposals of assets that qualify for reporting as discontinued operations.  The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001.  The Company adopted Statement 144 effective January 1, 2002, with no material impact on the financial position or operations of the Company.

In April, 2002, the Financial Accounting Standards Board issued SFAS No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, related to accounting for debt extinguishments, leases, and intangible assets of motor carriers. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged.  The Company expects the adoption of this Statement will have no material impact on its financial position or operations.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring" which previously governed the accounting treatment for restructuring activities. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". These costs include, but are not limited to, the following: (1) termination benefits provided to current employees who are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred-compensation contract, (2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidate facilities or relocate employees. SFAS 146 does not apply to costs associated with the retirement of long-lived assets covered by SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 146 will be applied prospectively and is effective for exit or disposal activities initiated after December 31, 2002.  The Company expects the adoption of this Statement will have no material impact on its financial position or operations.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-based Compensation and Disclosure - an amendment of FASB Statement No.123" (FAS 148). This statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative transition methods for a voluntary change to fair value accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management is currently evaluating the effects of this pronouncement.

NOTE B - PROPERTY AND EQUIPMENT

At December 31, 2002 and 2001, the Company owns software for internal use that is under development and a large computer server.  Through December 31, 2002, the server has been used for software development.  Other computers and office equipment used by the Company are owned by IBF and charges for such equipment are included in costs billed to the Company by IBF.  The Company currently rents no office space, but has office space available through its primary shareholder.

NOTE C - NOTE AND ACCRUAL PAYABLE TO SHAREHOLDER

Pursuant to a Management Agreement dated March 2, 2000 and amended August 31, 2002, the Company owes the CEO, who is also the Chairman of the Board and a principal shareholder, $425,250 as of December 31, 2002 and $330,000 as of December 31, 2001, under a promissory note payable on demand for management fees due for services rendered to the Company.  On October 1, 2002 the note began to accrue interest at the rate of 5% per year paid annually on October 1.  The August 2002 amendment ended the accrual of $15,000 per month in additional fees as of July 1, 2002 and established the interest accrual beginning on October 1.

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

On April 26, 2001, the Company entered into an Agreement with Goldbridge Capital, LLC (Goldbridge), an entity owned 37.5% by the Company’s principal shareholder and 37.5% by another shareholder of the Company for consulting services related to the preparation of a registration statement on form SB-2 for which 200,000 shares of common stock were issued, valued by the Company based on services rendered at $0.10 per share.  These shares were fully vested and non-forfeitable when issued.

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

On June 1, 2000 the Company issued a total of 100,000 shares of its common stock to three program analysts as payment for work performed in 2000 on the development of the Company’s internal use software.  These shares were valued by the Company based on services rendered at $0.25 per share.

In September 2000, the Company sold 70,230 shares of its common stock to two accredited investors at a price of $0.25 per share.

On April 26, 2001 the Company issued 100,000 shares of its common stock to Mr. Tommy Waldrop, the owner of PG Technology, in payment of the Company’s $11,000 payable to PG Technology for equipment purchased.

On April 26, 2001 the Company issued 200,000 shares of its common stock to Goldbridge Capital, LLC for consulting services rendered in 2001 related to the preparation of a registration statement on form SB-2.  The shares were valued by the Company based on services rendered at $0.10 per share, and were fully vested and non-forfeitable when issued.

On April 26, 2001 the Company issued 40,000 shares of its common stock to two individuals for accounting and printing services rendered in 2001.  The shares were valued by the Company based on services rendered at $0.10 per share, and were fully vested and non-forfeitable when issued.

In August 2001, the Company sold 24,070 shares of its common stock to twenty accredited investors at a price of $0.10 per share.

On August 23, 2001 the Company issued 25,700 shares of its common stock to one individual for legal services rendered in 2001.  The shares were valued by the Company based on services rendered at $0.10 per share, and were fully vested and non-forfeitable when issued.

The Company has never issued any options, warrants or other classes of stock.

1

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth certain information regarding the members of our board of directors and its executive officers:

NAME	AGE	POSITION

Jonathan C. Gilchrist	51	Chairman and Chief Executive Officer
William Carmichael	47	Director
Tommy Waldrop	45	Director and Chief Technology Officer
Kay Berry	42	Acting Principal Accounting Officer

Our directors hold office until the next annual meeting of our shareholders or until their successors are duly elected and qualified.  Our executive officers serve at the pleasure of the Board of Directors.  Set forth below is a summary description of the principal occupation and business experience of each of our directors and executive officers for at least the last five years.

Each of our officers, including our CEO, devotes only a part of his time to the management of Cyber Law Reporter.  For example, our Chairman and CEO is also the Chairman and CEO of The Internet Business Factory, Inc., an Internet incubator company.  In addition, he works as a member of Goldbridge Capital in Houston, Texas.  He has 10-15 hours per week available to manage Cyber Law Reporter and can make additional time available if the need for that time arises as we grow.   Our CTO, Tommy Waldrop is employed by PG Technology.  He has approximately 10 hours per week available to devote to Cyber Law Reporter.  Our COO, Mr. Carmichael works for a technology company in Tennessee.  He also has 10-15 hours available for Cyber Law Reporter and will be available to devote additional time to our business as our funding increases.   Because each member of our management team has other business obligations, they may not spend as much time as needed on our business in order to maximize its success.  When competing demands on their time arise, we cannot insure that the needs of our company will have priority over the other demands placed upon the management team’s time.

The precise percentage of time each member of the management team will spend on our business will vary depending on factors related to our growth.  For example, as new customers are added, additional technical support will be called for from our CTO; when new marketing campaigns, such as the infomercial are launched, more time will be required from our COO; and as we grow and become more profitable we expect to hire additional staff which will require greater time from management.   In addition, we expect to hire additional management personnel as funds become available and to obtain key personnel if and when we make successful acquisitions.

Jonathan C. Gilchrist – Mr. Gilchrist is our primary founder and has served as our Chief Executive Officer and a Director since March 2, 2000.   Prior to our incorporation, Mr. Gilchrist held various offices with iExalt, Inc., (OTCBB: IXLT), a publishing and information company, where he served from January 1999 through December 2000.  Mr. Gilchrist served at different times as a Director, Chief Operating Officer, Secretary, Executive Vice President and General Counsel of iExalt.    In 1999 Mr. Gilchrist founded The Internet Business Factory, Inc., a Nevada corporation and serves as its Chairman and Chief Executive Officer.  From 1997 to 1999 Mr. Gilchrist served as President of The American Law Network, LLC, a legal information and directory Internet site which he helped found in November 1997.  The American Law Network ceased operations in 1998.  >From 1994 to 1997, Mr. Gilchrist worked as an attorney for the law firm of Orgain, Bell & Tucker, LLP, in Beaumont, Texas.  He is a graduate of the University of Alabama School of Law and worked as an attorney for Exxon Company, USA from 1990 to 1993.  He is also the CEO of A Time To Grow, Inc., (OTCBB: ATOG), an e-learning company started by The Internet Business Factory.  He is also a co-founder and principal of Goldbridge Capital, LLC, which acts and an investor and underwriter for Rule 415 offerings.

William Carmichael – Mr. Carmichael has served as our Chief Operating Officer and a Director since March 2, 2000. Mr. Carmichael brings with him a small business management and Internet development background.  In 1999 he founded The American Song and Book Company, Inc., d/b/a/ MannaBeach.com, which is an Internet e-commerce business where he served as Chairman and CEO.  In 1999 Mr. Carmichael served for a short time as the Director of Marketing for iExalt, Inc. before founding MannaBeach.  From 1996 through 1999 Mr. Carmichael worked in the sales and marketing division for TechQuip, a Houston based technical equipment retailer and, from 1990 to 1995, managed his own construction business.

Tommy Waldrop – Mr. Waldrop has served as our Chief Technology Officer and a Director since March 2, 2000. Mr. Waldrop has served as President of PG Technology, a Texas ISP, since November 1999.  >From 1996 to 1999 Mr. Waldrop served as an independent technology consultant to telecommunications and ISP companies.  Twenty-two years of experience in communication technology have given Mr. Waldrop exceptional skills in the areas of systems design, project management and problem solving.  He was a founder and the initial VP of Network Architecture and Engineering for Allied Riser Communications Corporation, (NASDAQ: ARCC) a communications infrastructure company later acquired by MCI.  Prior to assisting in the development of ARCC, Mr. Waldrop co-founded MFS Datanet, where he served as Sr. Director of National Technical Support where he helped deploy the first national Asynchronuous Transfer Mode Network.  Immediately before founding PG Technology, Mr. Waldrop served as the Chief Technology Officer of iExalt, Inc., where he designed and supervised the development of their national ISP network.

Kay Berry – Ms. Berry is our Acting Principal Accounting Officer.  She has served in this capacity since April 26, 2001.  She served as the Controller for Molecular Electronics, Inc. from January 2001 until September 2002.  Prior to that she served as Vice President and Controller of iExalt, Inc. from February 2000 to January 2001.  She served as a consultant regarding tax and bankruptcy restructuring issues with Equal Net Corporation from June 1999 to February 2000.  She was the Manager of Corporate Finance for Service Corporation International from 1996 to the end of 1998.  She holds a degree in accounting from Texas A & M University and is a Certified Public Accountant in the State of Texas.

Within the last five years, no director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.  Similarly, no bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.  No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activity.

Item 10. Executive Compensation.

Our directors have not been provided cash compensation for their services as directors; however, upon our inception, we issued 650,000 shares of our common stock to Mr. Gilchrist at par value ($650) and 100,000 shares of our common stock to Mr. Carmichael at par value ($100).  In April 2001, we issued Mr. Waldrop 100,000 shares of our common stock for an equipment loan provided by PG Technology of $11,000 or $0.11 per share.  In addition, we issued 200,000 shares to Dr. Kwok-Bun Yue, who was our EVP of Software Engineering during 2000 and 2001 as founders stock issued at par value ($200).   At inception, we entered into a Management Agreement contract with Mr. Gilchrist in order to retain his services as a consultant and member of our management team.  As a lawyer and the progenitor of our business plan and strategy we felt it was in the best interest of the company to retain his services on an ongoing basis.  We agreed to pay him a monthly stipend of $15,000 per month, which we have been unable to pay in cash.  Our contract with Mr. Gilchrist calls for us to accrue the amount owed under this agreement as a debt owed to Mr. Gilchrist.  >From March 2000 through June 30, 2002 we had accumulated debt owed to Mr. Gilchrist in the amount of $420,000.  On August 31, 2002, the agreement was amended to end the monthly $15,000 accrual effective July 1, 2002, and to begin accruing interest on the unpaid balance on October 1, 2002, at the annual rate of 5%.  As of December 31, 2002 the total amount owed under this agreement is $425,250.  We plan to repay this agreement through profits that we may earn in the future.  No cash compensation had been paid to any officer as of December 31, 2002.

Name and principal position	Year	Annual Compensation	All other compensation

		Salary	Bonus	Other
(a)	(b)	(c)	(d)	(e)	(i)
Jonathan Gilchrist, CEO	2000 2001 2002	-0- -0- -0-	-0- -0- -0-	$150,000(1) $180,000(1) $95,250(1)	-0- -0- -0-
William Carmichael, COO	2000 2001 2002	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Tommy Waldrop, CTO	2000 2001 2002	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Kay Berry, Principal Accounting Officer	2001 2002	-0- -0-	-0- -0-	-0- -0-	-0- -0-

1. These amounts are owed to Mr. Gilchrist under our Services Agreement with him.  They have not been paid to him at this time.  We have issued a promissory note for the amount owed.

Stock Option Plans

We do not have any long-term compensation plans or stock option plans.

Employment Agreements

Other than our Management Agreement with Mr. Gilchrist discussed above, we do not have any written employment or consulting agreements with employees or consultants.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of the shares of our common stock as of the close of business on December 31, 2002 of each person known by us to own beneficially five percent or more of our common stock and of each of our directors and our officers and directors as a group. For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13(d)-3 of the Securities Exchange Act of 1934, under which a person is considered to be a beneficial owner of a security if such person has or shares the power to vote or to direct the voting of the security or the power to dispose or to direct the disposition of the security, or if that person has the right to acquire beneficial ownership of that security within 60 days through the exercise of any option, warrant or conversion of a security.

NAME	TOTAL SHARES OF COMMON STOCK BENEFICIALLY OWNED	PERCENTAGE OF CLASS

Jonathan Gilchrist(1) 1240 Blalock Road, Suite 150, Houston, Texas.	1,500,230[1]	58%
William Carmichael(2) 100 Colonial Way Hohenwald, TN 38462	100,000	4%
Tommy Waldrop(3) 2951 Marina Bay Blvd., League City, Texas 77573	100,000	4%
LSHDI.com, Inc.(4) 6524 San Felipe, Suite 252, Houston, Texas 77057	250,000	10%
James Rowton(4) 6524 San Felipe, 252 Houston, Texas 77057	250,000	10%
Goldbridge Capital, LLC(5) 1240 Blalock Road, Suite 150, Houston, Texas.	200,000	8%
Internet Business Factory(6) 6524 San Felipe, Ste. 252 Houston, Texas 77057	400,000	16%
James W. Carroll (5) 1240 Blalock Rd., Ste 150 Houston, Texas	300,000	12%
Kwok Bun Yue(7) 2700 Bay Area Boulevard Delta 169 Houston, Texas 77058	200,000	8%
All officers and directors as a group (3 persons)	1,700,230	66%

 (1) Jonathan Gilchrist, our Chief Executive Officer and Chairman, directly owns 600,000 shares of our common stock. Mr. Gilchrist is also a principal of Goldbridge Capital LLC and has shared voting control of 200,000 shares of common stock owned by Goldbridge. Mr. Gilchrist also holds shared voting control over 400,000 shares of common stock issued to The Internet Business Factory, Inc. ("IBF"), a Nevada corporation, which served as our Internet incubator.  Mr. Gilchrist is the founder and Chief Executive Officer, a director and a major shareholder.  He is on the board of directors of LSHDI.com, Inc., which owns 250,000 shares of common stock.  Mr. James Rowton is the natural person having voting control over the shares owned by LSHDI.com.  In addition, he has voting control but not a beneficial interest in the 50,230 shares owned by the Gilchrist Family Trust.

(2) Mr. Carmichael is our Chief Operating Officer and is a member of our board of directors.

(3) Mr. Waldrop is our Chief Technology Officer and is a member of our board of directors.

(4) LSHDI.com, Inc., is a Texas corporation having its principal place of business at 6524 San Felipe, Suite 252, Houston, Texas 77057.  It is a 501(c)(3) non-profit organization.   James Rowton, its executive director, is the natural person having voting control over the shares owned by LSHDI.com.

(5) Goldbridge Capital, LLC, is a Texas limited liability company.  Mr. James W. Carroll serves as President of Goldbridge Capital and exercises investment control of the LLC.  Jonathan Gilchrist is also a principal of Goldbridge Capital, LLC and holds 37.5 percent of the voting control for Goldbridge Capital. The shares held by Mr. Carroll include 200,000 shares owned by Goldbridge Capital.

(6) The Internet Business Factory, Inc. is a Nevada corporation.  Jonathan Gilchrist is its founder and President.  His duties at The Internet Business Factory include voting our shares on any matter submitted to the shareholders for a vote.  He owns 46.7% of The Internet Business Factory, Inc.

(7) Kwok-Bun Yue was our EVP of Software Engineering..

Item 12. Certain Relationships and Related Transactions.

The following are brief descriptions of transactions between us and any of our directors, executive officers or shareholders known to us to own beneficially more than 5% of our shares, or any member of the immediate family of any of those persons, or other entities in which such persons beneficially own more than 5%.

At inception, we entered into an agreement with The Internet Business Factory, Inc. ("IBF") to provide support services, financing, software development, equipment, staff and incubation services for the development of our business plan.  Our founder, Jonathan Gilchrist, CEO and Chairman of the Board, is also the founder of IBF and its CEO.  Mr. Gilchrist is the beneficial owner of over 10% of the equity and a controlling shareholder of IBF as well.  We issued 500,000 shares to IBF at inception for services to be provided to us.  These shares were fully vested and non-forfeitable when issued.  We valued those shares at $0.25 per share based on the value of expected services.  IBF provided $106,844 of those services in 2000 and $18,156 in 2001.  IBF has supplied personnel for us including management, product planning, marketing and product development staff.  In addition, it has provided or paid for Web development, Web hosting, bandwidth and other operating expenses incurred.   At inception we issued 100,000 shares of common stock to William Carmichael, our COO purchased at par value, ($100) and 200,000 shares to Dr. Kwok-Bun Yue, who was our EVP of software engineering, purchased at par value ($200).  These shares were non-forfeitable and fully vested when issued.  We also issued 100,000 shares of common stock to James W. Carroll purchased at par value ($100).  These shares were non-forfeitable and fully vested when issued.

At inception, we entered into a contract with Mr. Gilchrist to retain his services as a consultant and member of our management team.  As a lawyer and the author of our business plan and strategy we felt it was in the best interest of the company to retain his services on an ongoing basis.  We agreed to pay him $15,000 monthly, which we have been unable to pay in cash as of the date of this report.  Our contract with Mr. Gilchrist called for us to accrue the amount owed under this agreement as a debt owed to Mr. Gilchrist.  On August 31, 2002, the agreement was amended to end the monthly $15,000 accrual as of July 1, 2002, and to begin accruing interest at the annual rate of 5% on the unpaid balance as of October 1, 2002.  From March 2000 through December 31, 2002 we have accumulated debt owed to Mr. Gilchrist in the amount of $425,250.  The amount we owe under this agreement will continue to increase based on the 5% interest cost until we pay what is owed or alter the terms of the agreement.

Hardware financing was provided to us by PG Technology, Inc., a Houston ISP.  100,000 shares were issued to Tommy Waldrop in repayment of the $11,000 provided to us by PG Technology, valuing these shares at $0.11 per share.  Mr. Tommy Waldrop, who is also a Director and our CTO, owns PG Technology.  These shares were non-forfeitable and fully vested when issued.

Goldbridge Capital acted as a consultant and assisted us in determining what the advantages and disadvantages we might experience as a result of becoming a publicly reporting company, and what steps would be required of us in order to become a publicly reporting company.  We issued 200,000 shares of common stock to Goldbridge Capital on April 26, 2001, for these consulting services.  We valued these shares at $0.10 per share in our financial statements.  These shares were fully vested and non-forfeitable when issued.  Our Chairman and CEO is a part owner of Goldbridge Capital and has shared voting control, (37.5%).  Mr. Carroll, another of our founding shareholders, is President of Goldbridge Capital and has shared voting control (37.5%) for Goldbridge.

Item 13. Exhibits and Reports on Form 8-K.

No Reports on Form 8-K were filed during the last quarter of the period covered by this report.

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s SB-2 Registration Statement declared effective August 6, 2002 is incorporated here by reference)
3.2	By-laws of the Company (filed as Exhibit 3.2 to the Company’s SB-2 Registration Statement declared effective August 6, 2002 is incorporated here by reference)
10.1	Contract for services with The Internet Business Factory (filed as Exhibit 10.1 to the Company’s SB-2 Registration Statement declared effective August 6, 2002 is incorporated here by reference)
10.2	Management Agreement dated with Jonathan Gilchrist (filed as Exhibit 10.2 to the Company’s SB-2 Registration Statement declared effective August 6, 2002 is incorporated here by reference)
10.3	Note due to Jonathan Gilchrist (filed as Exhibit 10.3 to the Company’s SB-2 Registration Statement declared effective August 6, 2002 is incorporated here by reference)
10.4	Shareholder Commitment (filed as Exhibit 10.4 to the Company’s SB-2 Registration Statement declared effective August 6, 2002 is incorporated here by reference)

Item 14. Controls And Procedures.

Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings. Ms. Berry, in her capacity as Acting Principal Accounting Officer, concurred with this conclusion.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyber Law Reporter, Inc. (Registrant)

By ______//s// Jonathan C. Gilchrist, President_____________
Date: April 14, 2003

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By ___ //s// William Carmichael, Director_____
Date: April 14, 2003

By ______//s// Kay Berry, Acting Principal Accounting Officer__
Date: April 14, 2003

By _____ //s// Tommy Waldrop, Director___________
Date: April 14, 2003

1

I, JONATHAN C. GILCHRIST, certify that:

1. I have reviewed this annual report on Form 10-KSB of Cyber Law Reporter, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act of 1934, as amended, Rules 13a-14 and 15d-14) for the registrant and we have:

     (A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Jonathan C. Gilchrist

-------------------------------------

Jonathan C. Gilchrist

President and Chief Executive Officer

April 14, 2003

I, KAY BERRY, certify that:

1. I have reviewed this annual report on Form 10-KSB of Cyber Law Reporter, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act of 1934, as amended, Rules 13a-14 and 15d-14) for the registrant and we have:

     (A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Kay Berry

-------------------------------

Kay Berry

Acting Principal Accounting Officer

April 14, 2003

1