Form 10QSB
period 2003-06-30
CYBER LAW REPORTER INC
filed 2003-08-19
CIK 1136868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,570,000 as of July 31, 2003.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

                                      TABLE OF CONTENTS

      Page

      ----

Part I      Financial Information

            Item 1        Financial Statements

 3

            Item 2        Management's Discussion and Analysis or Plan

                                      of Operation

12

            Item 3        Controls and Procedures

16

Part II     Other Information

            Item 1        Legal Proceedings

17

            Item 2        Changes in Securities

17

            Item 3        Defaults Upon Senior Securities

17

            Item 4        Submission of Matters to a Vote of Security Holders

17

            Item 5        Other Information

17

            Item 6        Exhibits and Reports on Form 8-K

17

            Signatures

18

            Certifications

19

7

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2003	2002
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 24	$ 34

TOTAL CURRENT ASSETS	24	34

SOFTWARE AND EQUIPMENT
Software development costs	162,115	159,448
Equipment	16,000	16,000
Less: accumulated depreciation and amortization	(16,000)	(13,333)

	162,115	162,115

TOTAL ASSETS	$ 162,139	$ 162,149

LIABILITY AND SHAREHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$ 5,641	$ 2,291
Note and accrual payable to shareholder	435,750	425,250

TOTAL CURRENT LIABILITIES	441,391	427,541

SHAREHOLDERS' (DEFICIT) EQUITY
Common stock $0.001 par value, 50,000,000 shares authorized; 2,570,000 shares issued and outstanding	2,570	2,570
Additional paid-in capital	206,474	206,474
Deficit accumulated during the development stage	(488,296)	(474,436)

TOTAL SHAREHOLDERS' (DEFICIT) EQUITY	(279,252)	(265,392)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$ 162,139	$ 162,149

See accompanying notes.

7

CYBER LAW REPORTER, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

 (unaudited)

	3 months	3 months	6 months	6 months	Inception
	ended	ended	ended	ended	To-date
	June 30	June 30	June 30	June 30	3/2/00-
	2003	2002	2003	2002	6/30/03

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Accounting and legal services	1,000	875	3,300	1,459	13,211
General and administrative	30	35	60	65	4,735
Related party expenses:
… Management and consulting services	-	45,500	-	90,500	443,600
… Product planning	-	-	-	-	11,000
… Interest expense	5,250	-	10,500	-	15,750

	6,280	46,410	13,860	92,024	488,296

NET LOSS	$ (6,280)	$ (46,410)	$ (13,860)	$ (92,024)	$(488,296)

BASIC AND DILUTED NET LOSS PER SHARE	$ nil	$ (0.02)	$ (0.01)	$ (0.04)	$ (0.20)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	2,570,000	2,570,000	2,570,000	2,570,000	2,411,781

See accompanying notes.

7

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total

BALANCE, December 31, 2002	2,570,000	$ 2,570	$ 206,474	$ (474,436)	$ (265,392)

Net Loss	-	-	-	(13,860)	(13,860)

BALANCE, June 30, 2003	2,570,000	$ 2,570	$ 206,474	$(488,296)	$(279,252)

See accompanying notes.

7

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

 (unaudited)

Six months	Six months	Inception
ended	ended	To-date
June 30,	June 30,	3/2/00-
2003	2002	6/30/03

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$ (13,860)	$ (92,024)	$ (488,296)
Adjustments to reconcile net loss to net cash
used by operating activities:
Note and accrual payable to shareholder	10,500	90,000	435,750
Common stock issued for services	-	-	37,570
Changes in Operating Assets and Liabilities:
Prepaid expense	-	584	-
Accounts payable	3,350	875	5,641

Net Cash Used in Operating Activities	(10)	(565)	(9,335)

CASH FLOW FROM INVESTING ACTIVITIES
Software development	-	-	(12,115)

Net Cash Used in Investing Activities	-	-	(12,115)

CASH FLOW FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	21,474

Net Cash Provided by Financing Activities	-	-	21,474

NET INCR(DECR) IN CASH AND CASH EQUIVALENTS	(10)	(565)	24

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34	660	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 24	$ 95	$ 24

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

Non cash activities:
Common stock issued to IBF for:
… services (shown above)	$ -	$ -	$ 11,000
… software development	$ -	$ -	$ 109,000
… equipment	$ -	$ -	$ 5,000
Common stock for services (shown above)	$ -	$ -	$ 26,570
Common stock for equipment	$ -	$ -	$ 11,000
Common stock for software development	$ -	$ -	$ 25,000
Equipment depreciation for software development	$ 2,667	$ 2,667	$ 16,000

See accompanying notes.

7

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003

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

CONDITIONS AFFECTING ONGOING OPERATIONS – As of June 30, 2003, the Company had not commenced commercial operations, is a development stage enterprise, and has devoted substantially all of its efforts to product development, financial planning, raising capital and identifying business opportunities.  The Company is subject to the risks associated with development stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets.  Without additional funding, the Company will be unable to complete its development and commence operations.  The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to grow through merger and acquisition opportunities.  However, the Company is currently dependent upon external or shareholder debt and equity financing to continue its current level of activities.  The Company's internally generated cash flows have historically been and continue to be insufficient for the Company's cash needs.  For the present and foreseeable future the Company will be required to obtain additional debt or equity financing to remain in business.  New debt or equity capital may contain provisions that could suppress future stock prices further, or cause significant dilution to current shareholders and increase the cost of doing business.  In the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.  If the Company is unable to continue its operations, the value of the Company's assets would experience a significant decline from the net book values reflected in the accompanying consolidated balance sheet.  Because the Company has no working capital, current operating costs are being met by Goldbridge Capital, a company related by common ownership.

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

INTERIM RESULTS - The accompanying unaudited financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the Company's financial position at June 30, 2003 and the Company's results of operations and cash flows for the three- and six-month periods ended June 30, 2003 and 2002.  Interim period results are not necessarily indicative of the results that may be expected for an entire year.

These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, including the financial statements and notes thereto.

CASH AND CASH EQUIVALENTS – The Company considers all highly liquid debt instruments having maturities of three months or less at the date of purchase to be cash equivalents.

PREPAID EXPENSES – At inception, the Company entered into an agreement with The Internet Business Factory, Inc. (IBF) to provide support services, financing, software development, equipment, staff and incubation services for the development of its business plan.  The Company’s founder, CEO and Chairman of the Board is also the founder of IBF and its CEO.  He is the beneficial owner of over 10% of the Company’s equity and a controlling shareholder of IBF as well.  The Company issued 500,000 shares valued at $0.25 per share to IBF at inception for services to be provided.  These shares were fully vested and non-forfeitable when issued.  Billings for services, equipment payments, and overhead totaling $106,844 were rendered in 2000 and $18,156 in 2001.  IBF has supplied personnel for the Company including management, marketing and product development staff.  In addition, it has provided or paid for Web development, Web hosting, bandwidth and other development expenses incurred.  There were no prepaid expenses at December 31, 2002 or June 30, 2003.

SOFTWARE DEVELOPMENT COSTS – In accordance with generally accepted accounting principles, the development stage costs incurred for the Company’s internal-use software and website have been capitalized.  These costs included personnel charges for web programmers, rental charges for the use of equipment and software used in the development process, and depreciation of equipment used for software development.   In the first six months of 2002, the Company capitalized $2,667 representing six months of depreciation of its server.  In the first six months of 2003 the Company also capitalized $2,667 representing six months of depreciation of its server.  The integrated software is in testing and is not yet ready for its intended use as of June 30, 2003 and, accordingly, no amortization expense has been recorded.  The estimated useful life is three years from the date on which it is ready for its intended use.  Future development and acquisition costs of software for internal use will be capitalized and amortized over its useful life.  The Company periodically evaluates capitalized software costs for impairment, and has concluded no impairment loss has occurred to-date.

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

INCOME TAXES – The Company has had losses since inception and, therefore, has not been subject to federal income taxes.  As of June 30, 2003 and December 31, 2002 the Company estimates an accumulated net operating loss (“NOL”) carryforward of approximately $488,000 and $474,000, respectively, resulting in a deferred tax asset of approximately $166,000 and $161,000, respectively.  These carryforwards begin to expire in 2020.  Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities and the uncertainty that the Company will ever achieve profitability, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.  A valuation allowance has been established to fully offset the deferred tax assets.

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

NOTE B - PROPERTY AND EQUIPMENT

At June 30, 2003 and December 31, 2002, the Company owns software for internal use that is under development and a computer server.  Through June 30, 2003, the server has been used for software development.  Other computers and office equipment used by the Company are owned by IBF and charges for such equipment are included in costs billed to the Company by IBF.  The Company currently rents no office space, but has office space available through its primary shareholder.

NOTE C - NOTE AND ACCRUAL PAYABLE TO SHAREHOLDER

Pursuant to a Management Agreement dated March 2, 2000 and amended August 31, 2002, the Company owes the CEO, who is also the Chairman of the Board and a principal shareholder, $435,750 as of June 30, 2003 and $425,250 as of December 31, 2002, under a promissory note payable on demand for management fees due for services rendered to the Company plus accrued interest.  On October 1, 2002 the note began to accrue interest at the rate of 5% per year paid annually on October 1.  The August 2002 amendment ended the accrual of $15,000 per month in additional fees as of July 1, 2002 and established the interest accrual beginning on October 1.

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

Cyber Law Reporter has internally developed the search engine, database structure and initial databases to provide online access to primary legal research materials and other legal information designed to be of practical use to consumers, attorneys, and businesses.    Our Web sites are not currently available to the public.  Much of our information will be provided at no fee and the remainder at a modest subscription rate through our primary Web address www.eLegal.com.  In addition, we expect to produce revenue by providing marketing and promotional services to law related business providers such as law firms, court reporting agencies and vendors selling products or services to law firms under our URL www.ClickToSue.com.  We plan to derive our revenue from advertising, sales commissions, promotional services and subscriptions to our content.  Our future expenses will consist primarily of marketing costs, the cost of purchasing legal data from third parties, management expenses and product development costs.

As of June 30, 2003, we had cash reserves of $24 and no other liquid assets or resources.  Our liabilities consisted primarily of a Note and accruals due to a shareholder, Jonathan Gilchrist, in the amount of $435,750 for services he has rendered to the company under an agreement to pay him $15,000 per month through June 2002 for his services since inception.  Amounts are payable on demand.  This note and related accruals bear interest at the rate of 5% payable annually beginning October 1, 2002 and are secured by the assets of the Company.  In addition, we owed $5,641 in accounts payable.  Because the Company has no working capital, current operating costs are being met by Goldbridge Capital.

We had been dependent on The Internet Business Factory, Inc., (“IBF”) an Internet incubator, to provide sufficient working capital for operations, product development and deployment of our products at all times prior to December 31, 2001.  We have been responsible for our own expenses and development following that date.  If we do not raise sufficient capital in the next six months, we may not be able to successfully implement our business plan.  We may need to depend upon shareholder loans or investment to fund operations.

We began the development of our product, Web sites and content resources in March of 2000.  Because we have not launched the marketing of our product to date, we have not had any revenues or profits since inception.  We have not yet realized revenue from the sale of our products and have been dependent on capital contributions and our incubator company and our Chairman to cover operational and development costs.  We expensed a total of $6,280 and $13,860 in all aspects of the business during the three months and six months ended June 30, 2003, and $46,410 and $92,024 during the comparable periods in 2002.  Of these expenses, $10,500 and $90,000 in the first six months of 2003 and 2002, respectively, represented management fees or interest due to our Chairman and were funded by an increase in our note payable to him.  Our capitalized software development costs totaled $162,115 as of June 30, 2003 and $159,448 as of December 31, 2002, reflecting our development stage costs for our internal-use software.  In the first six months of 2003 we added $2,667 to our capitalized software development costs for depreciation of our server used in the development of our software.

We had a net loss of $6,280 and $13,860 for the three months and six months ended June 30, 2003 and a net loss of $46,410 and $92,024 in the comparable periods of 2002.  This represents losses of less than $0.01 and $0.01 per share for the three-month and six-month periods ended June 30, 2003 and $0.02 and $0.04 per share for the comparable periods in 2002.  We have very limited liquidity and have been dependent on The Internet Business Factory and our Chairman for the development and deployment of our product, software platform and content.

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

Plan of Operations

Our current operating expenses are very limited because we do not have any paid employees and very limited operating overhead.  Our current expenditure demands primarily relate to maintaining our public reporting requirements.  Presently, we are dependent upon shareholder loans, if and when available, to pay expenses.  We currently have a shareholder commitment from Mr. Gilchrist, our CEO to fund expenses up to $10,000 in the next twelve months as necessary to cover our basic costs of operations.    These resources will not be sufficient to cover our development costs and we will need to raise capital in the next six months.  We expect to seek financing through one or more of the following:

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

We will have to succeed in debt or equity financing activities in the months ahead in order to complete and execute on our business plan.  While the shareholder commitment discussed above is sufficient to allow us to maintain minimum operations for the next twelve months, if we do not begin to raise capital in the next six months or do not raise at least $1 million in additional funding during the next twelve months, it is unlikely that our business will ultimately survive.  If we fail to raise additional capital we will not succeed.   Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until then, we intend to rely upon our shareholder and other external sources for liquidity, if any.

Despite our efforts, we may not be successful in implementing our vision based on the recent trends within the Internet industry, particularly with respect to consumer oriented content providers.  Beginning in early 2000 and continuing into 2003, a significant number of these companies began to experience financial difficulties, which included dropping share prices, layoffs or closures and lack of profits.  In addition, many Internet companies have sought combination with their competitors or with more traditional “brick-and-mortar” companies in an effort to survive.  Many Internet companies are running deep losses and have spent heavily on marketing, customer acquisition, personnel and product development only to experience cash shortages prior to reaching profitability.  We may be affected by similar market conditions.

Liquidity and Capital Resources

In 2000 and 2001, we were funded and operated primarily within the confines of an Internet incubator, The Internet Business Factory, Inc.  We depended on the liquidity and resources of the incubator for all development, personnel, licensing, hardware, bandwidth and operating costs.  As of June 30, 2003, we had total assets of $162,139 and $441,391 in current liabilities.  As of December 31, 2002 we had total assets of $162,149 and $427,541 in current liabilities.  We had a net loss of $6,280 and $13,860  for the three months and six months ended June 30, 2003 and $46,410 and $92,024 for the comparable periods in 2002.  Negative cash flow from operating activities for the six months ended June 30, 2003 and 2002 were $10 and $565, respectively.

To fund the development and implementation of our business plan, we have issued 965,700 shares of common stock for services and equipment.  These shares were issued in 2000 and 2001.  In addition, we sold 94,300 shares of common stock to accredited investors under an exemption to registration for $19,964 in 2000 and 2001.  We have issued a promissory note for $435,750 to the principal founding shareholder for services rendered to the company since inception.

As of June 30, 2003 we do not have significant financial commitments or capital requirements we must meet to continue operations, other than the $435,750 note payable to our Chairman and $5,641 in accounts payable, and the obligation to accrue interest on our note payable to our Chairman.  Our current expenditure demands primarily relate to maintaining our public reporting requirements.  We will need cash to implement our marketing program and produce an infomercial but these are not current, fixed obligations.

We will have to succeed in our financing activities in the months ahead in order to complete and execute on our business plan.  Our working capital requirements and cash flow from operations are expected to vary from quarter to quarter, depending on the success of marketing activities, operating expenses, capital expenditures and other factors.  We will need to raise substantial additional capital in order to succeed and to continue in business.  Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until then, we intend to rely upon our shareholder and other external sources for liquidity, if any.  As of June 30, 2003, our sources of external and internal financing are limited.  Our primary source of capital is currently our founding shareholder, Jonathan Gilchrist and a limited number of accredited investors.

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

Date: August 18, 2003

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By ___/s/ Kay Berry, Acting Principal Accounting Officer__ (Signature and Title)

Date: August 18, 2003

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

Date: August 18, 2003

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

Date: August 18, 2003

/s/ Kay Berry

Kay Berry
Acting Principal Accounting Officer

7