Form 10QSB
period 2003-09-30
CYBER LAW REPORTER INC
filed 2003-11-19
CIK 1136868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,570,000 as of October 31, 2003.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

4

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2003	2002
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 94	$ 34

TOTAL CURRENT ASSETS	94	34

SOFTWARE AND EQUIPMENT
Software development costs	162,115	159,448
Equipment	16,000	16,000
Less: accumulated depreciation and amortization	(16,000)	(13,333)

	162,115	162,115

TOTAL ASSETS	$ 162,209	$ 162,149

LIABILITY AND SHAREHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$ 6,641	$ 2,291
Note and accrual payable to shareholder	441,000	425,250

TOTAL CURRENT LIABILITIES	447,641	427,541

SHAREHOLDERS' (DEFICIT) EQUITY
Common stock $0.001 par value, 50,000,000 shares authorized; 2,570,000 shares issued and outstanding	2,570	2,570
Additional paid-in capital	206,474	206,474
Deficit accumulated during the development stage	(494,476)	(474,436)

TOTAL SHAREHOLDERS' (DEFICIT) EQUITY	(285,432)	(265,392)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$ 162,209	$ 162,149

See accompanying notes.

4

CYBER LAW REPORTER, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

 (unaudited)

	3 months	3 months	9 months	9 months	Inception
	ended	ended	ended	ended	To-date
	Sept 30	Sept 30	Sept 30	Sept 30	3/2/00-
	2003	2002	2003	2002	9/30/03

REVENUES	$ 100	$ -	$ 100	$ -	$ 100

EXPENSES
Accounting and legal services	1,000	1,000	4,300	2,459	14,211
General and administrative	30	30	90	95	4,765
Related party expenses:
… Management and consulting services	-	-	-	90,500	443,600
… Product planning	-	-	-	-	11,000
… Interest expense	5,250	-	15,750	-	21,000

	6,280	1,030	20,140	93,054	494,576

NET LOSS	$ (6,180)	$ (1,030)	$ (20,040)	$ (93,054)	$(494,476)

BASIC AND DILUTED NET LOSS PER SHARE	$ nil	$ nil	$ (0.01)	$ (0.04)	$ (0.20)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	2,570,000	2,570,000	2,570,000	2,570,000	2,422,909

See accompanying notes.

4

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total

BALANCE, December 31, 2002	2,570,000	$ 2,570	$ 206,474	$ (474,436)	$ (265,392)

Net Loss	-	-	-	(20,040)	(20,040)

BALANCE, September 30, 2003	2,570,000	$ 2,570	$ 206,474	$(494,476)	$(285,432)

See accompanying notes.

4

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

 (unaudited)

Nine months	Nine months	Inception
ended	ended	To-date
Sept 30,	Sept 30,	3/2/00-
2003	2002	9/30/03

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$ (20,040)	$ (93,054)	$ (494,476)
Adjustments to reconcile net loss to net cash
provided(used) by operating activities:
Note and accrual payable to shareholder	15,750	90,000	441,000
Common stock issued for services	-	-	37,570
Changes in Operating Assets and Liabilities:
Prepaid expense	-	584	-
Accounts payable	4,350	1,875	6,641

Net Cash Provided(Used) in Operating Activities	60	(595)	(9,265)

CASH FLOW FROM INVESTING ACTIVITIES
Software development	-	-	(12,115)

Net Cash Provided(Used) in Investing Activities	-	-	(12,115)

CASH FLOW FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	21,474

Net Cash Provided by Financing Activities	-	-	21,474

NET INCR(DECR) IN CASH AND CASH EQUIVALENTS	60	(595)	94

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34	660	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 94	$ 65	$ 94

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

Non cash activities:
Common stock issued to IBF for:
… services (shown above)	$ -	$ -	$ 11,000
… software development	$ -	$ -	$ 109,000
… equipment	$ -	$ -	$ 5,000
Common stock for services (shown above)	$ -	$ -	$ 26,570
Common stock for equipment	$ -	$ -	$ 11,000
Common stock for software development	$ -	$ -	$ 25,000
Equipment depreciation for software development	$ 2,667	$ 4,000	$ 16,000

See accompanying notes.

4

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

CONDITIONS AFFECTING ONGOING OPERATIONS – As of September 30, 2003, the Company had not commenced commercial operations, is a development stage enterprise, and has devoted substantially all of its efforts to product development, financial planning, raising capital and identifying business opportunities.  The Company is subject to the risks associated with development stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets.  Without additional funding, the Company will be unable to complete its development and commence operations.  The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to grow through merger and acquisition opportunities.  However, the Company is currently dependent upon external or shareholder debt and equity financing to continue its current level of activities.  The Company's internally generated cash flows have historically been and continue to be insufficient for the Company's cash needs.  For the present and foreseeable future the Company will be required to obtain additional debt or equity financing to remain in business.  New debt or equity capital may contain provisions that could suppress future stock prices further, or cause significant dilution to current shareholders and increase the cost of doing business.  In the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.  If the Company is unable to continue its operations, the value of the Company's assets would experience a significant decline from the net book values reflected in the accompanying consolidated balance sheet.  Because the Company has no working capital, current operating costs are being met by Goldbridge Capital, a company related by common ownership.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability.

At a noticed shareholder meeting on August 29, 2003 the shareholders voted to approve changing the business plan of the company to become a business development company under the Investment Company Act of 1940, if determined by the Board of Directors to be in the best interests of the shareholders.  The shareholders further voted that if the Company’s business purpose is so changed that they approve: renaming the company, effecting a reverse split of one for two or one for three depending on the underwriting needs at the time, initiating a $5 million public offering under Regulation E, and retaining Goldbridge Capital LLC as its Investment Advisor.  To-date, the Board of Directors has not determined that a change of business purpose is in the best interests of the shareholders, but is conducting an ongoing review of the potential benefits, if any, to the shareholders.

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

INTERIM RESULTS - The accompanying unaudited financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the Company's financial position at September 30, 2003 and the Company's results of operations and cash flows for the three- and nine-month periods ended September 30, 2003 and 2002.  Interim period results are not necessarily indicative of the results that may be expected for an entire year.

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

SOFTWARE DEVELOPMENT COSTS – In accordance with generally accepted accounting principles, the development stage costs incurred for the Company’s internal-use software and website have been capitalized.  These costs included personnel charges for web programmers, rental charges for the use of equipment and software used in the development process, and depreciation of equipment used for software development.   In the first nine months of 2002, the Company capitalized $4,000 representing nine months of depreciation of its server.  In the first nine months of 2003 the Company capitalized only $2,667 because as of June 30, 2003 the server was fully depreciated.  The integrated software is in testing and is not yet ready for its intended use as of September 30, 2003 and, accordingly, no amortization expense has been recorded.  The estimated useful life is three years from the date on which it is ready for its intended use.  Future development and acquisition costs of software for internal use will be capitalized and amortized over its useful life.  The Company periodically evaluates capitalized software costs for impairment, and has concluded no impairment loss has occurred to-date.

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

CONCENTRATIONS OF CREDIT RISK – Financial instruments that may potentially subject the Company to concentrations of credit risk in the future consist principally of trade receivables and cash.  The Company places its cash with high credit quality financial institutions.  At times in the future, such amounts may exceed the FDIC limits.  Generally, no collateral or other security will be required to support customers’ receivables, if any. To reduce credit risk, a customer’s credit history will be reviewed before extending credit.  In addition, an allowance for doubtful accounts will be established as needed based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

INCOME TAXES – The Company has had losses since inception and, therefore, has not been subject to federal income taxes.  As of September 30, 2003 and December 31, 2002 the Company estimates an accumulated net operating loss (“NOL”) carryforward of approximately $494,000 and $474,000, respectively, resulting in a deferred tax asset of approximately $168,000 and $161,000, respectively.  These carryforwards begin to expire in 2020.  Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities and the uncertainty that the Company will ever achieve profitability, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.  A valuation allowance has been established to fully offset the deferred tax assets.

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

If the Board of Directors determines that the Company should change its business plan to become a business development company, the Company will realize the full book value of its software and hardware related to its current business plan by exchanging these assets for debt currently owed to our Chairman.  See Note C.

NOTE B - PROPERTY AND EQUIPMENT

At September 30, 2003 and December 31, 2002, the Company owns software for internal use that is under development and a computer server.  Through September 30, 2003, the server has been used for software development.  Other computers and office equipment used by the Company are owned by IBF and charges for such equipment are included in costs billed to the Company by IBF.  The Company currently rents no office space, but has office space available through its primary shareholder.

NOTE C - NOTE AND ACCRUAL PAYABLE TO SHAREHOLDER

Pursuant to a Management Agreement dated March 2, 2000 and amended August 31, 2002, the Company owes the CEO, who is also the Chairman of the Board and a principal shareholder, $441,000 as of September 30, 2003 and $425,250 as of December 31, 2002, under a promissory note payable on demand for management fees due for services rendered to the Company plus accrued interest.  On October 1, 2002 the note began to accrue interest at the rate of 5% per year to be paid annually on October 1.  The August 2002 amendment ended the accrual of $15,000 per month in additional fees as of July 1, 2002 and established the interest accrual beginning on October 1.  This note is collateralized with the assets of the Company associated with our online legal services business plan.

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

4

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

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported.  The Securities and Exchange Commission (“SEC”) recently issued guidance for the disclosure of “critical accounting policies”.  The SEC defines critical accounting policies as those that are most important to the presentation of a company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain

We follow financial accounting and reporting policies that are in accordance with generally accepted accounting principles as more fully discussed in our Form 10-KSB for the year ended December 31, 2002.  Not all significant accounting policies require management to make difficult, subjective, or complex judgments.  However, the policies noted below could be deemed to meet the SEC’s definition of critical accounting policies.

Evaluation as a going concern – As reflected in the accompanying financial statements, we have incurred continuing losses, have no operations and limited liquidity.  These matters, among others, indicate that we may not remain a going concern in the future.  Because of this, management is required to evaluate routinely many business decisions that may impact our ongoing operations.  Depending upon decisions made by management and our board of directors, we may not remain a going concern in the future.  If we do not remain a going concern, our shareholders and creditors will likely not receive a return of their investment or payment for outstanding goods or services.

Impairment of long-lived assets – Some of our assets are long-lived assets.  Management must evaluate the future undiscounted cash flows to be derived from these assets during their remaining useful life to confirm that the asset value can be recovered in the future.  If the sum of the future cash flows is less than the carrying value, we must write-off the excess carrying value.  If our estimates of future cash flows are incorrect we may fail to write-off an impairment loss when we should, or we may write-off a reduction in value when we should not have.

As of September 30, 2003, we had cash reserves of $94 and no other liquid assets or resources.  Our liabilities consisted primarily of a Note and accruals due to a shareholder, Jonathan Gilchrist, in the amount of $441,000 for services he has rendered to the company under an agreement to pay him $15,000 per month through June 2002 for his services since inception.  Amounts are payable on demand.  This note and related accruals bear interest at the rate of 5% payable annually beginning October 1, 2002 and are secured by the assets of the Company.  In addition, we owed $6,641 in accounts payable.  Because the Company has no working capital, current operating costs are being met by Goldbridge Capital.

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

We began the development of our product, Web sites and content resources in March of 2000.  Because we have not launched the marketing of our product to date, we have not had any significant revenues or any profits since inception.  We have not yet realized material revenue from the sale of our products and have been dependent on capital contributions and our incubator company and our Chairman to cover operational and development costs.  We expensed a total of $6,280 and $20,140 in all aspects of the business during the three months and nine months ended September 30, 2003, and $1,030 and $93,054 during the comparable periods in 2002.  Of these expenses, $15,750 and $90,000 in the first nine months of 2003 and 2002, respectively, represented management fees or interest due to our Chairman and were funded by an increase in our note payable to him.  During the 2003 periods, we realized nominal revenue of $100.  Our capitalized software development costs totaled $162,115 as of September 30, 2003 and $159,448 as of December 31, 2002, reflecting our development stage costs for our internal-use software.  In the first nine months of 2003 we added $2,667 to our capitalized software development costs for depreciation of our server used in the development of our software.

We had a net loss of $6,180 and $20,040 for the three months and nine months ended September 30, 2003 and a net loss of $1,030 and $93,054 in the comparable periods of 2002.  This represents losses of less than $0.01 and $0.01 per share for the three-month and nine-month periods ended September 30, 2003 and less than $0.01 and $0.04 per share for the comparable periods in 2002.  We have very limited liquidity and have been dependent on The Internet Business Factory and our Chairman for the development and deployment of our product, software platform and content.

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

At a noticed shareholder meeting on August 29, 2003 the shareholders voted to approve changing the business plan of the company to become a business development company under the Investment Company Act of 1940, if determined by the Board of Directors to be in the best interests of the shareholders.  The shareholders further voted that if the Company’s business purpose is so changed that they approve: renaming the company, effecting a reverse split of one for two or one for three depending on the underwriting needs at the time, initiating a $5 million public offering under Regulation E, and retaining Goldbridge Capital LLC as its Investment Advisor.  To-date, the Board of Directors has not determined that a change of business purpose is in the best interests of the shareholders, but is conducting an ongoing review of the potential benefits, if any, to the shareholders.

Plan of Operations

Our current operating expenses are very limited because we do not have any paid employees and very limited operating overhead.  Our current expenditure demands primarily relate to maintaining our public reporting requirements.  Presently, we are dependent upon shareholder loans, if and when available, to pay expenses.  We currently have a shareholder commitment from Mr. Gilchrist, our CEO to fund expenses up to $10,000 in the next twelve months as necessary to cover our basic costs of operations.    These resources will not be sufficient to cover our development costs and we will need to raise capital in the next six months.  If we continue with our current business plan, we expect to seek financing through one or more of the following:

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

Liquidity and Capital Resources

In 2000 and 2001, we were funded and operated primarily within the confines of an Internet incubator, The Internet Business Factory, Inc.  We depended on the liquidity and resources of the incubator for all development, personnel, licensing, hardware, bandwidth and operating costs.  As of September 30, 2003, we had total assets of $162,209 and $447,641 in current liabilities.  As of December 31, 2002 we had total assets of $162,149 and $427,541 in current liabilities.  We had a net loss of $6,180 and $20,040  for the three months and nine months ended September 30, 2003 and $1,030 and $93,054 for the comparable periods in 2002.  Cash flows from operating activities for the nine months ended September 30, 2003 and 2002 were a positive $60 and negative $595, respectively.

To fund the development and implementation of our business plan, we have issued 965,700 shares of common stock for services and equipment.  These shares were issued in 2000 and 2001.  In addition, we sold 94,300 shares of common stock to accredited investors under an exemption to registration for $19,964 in 2000 and 2001.  We have issued a promissory note for $441,000 to the principal founding shareholder for services rendered to the company since inception.

As of September 30, 2003 we do not have significant financial commitments or capital requirements we must meet to continue operations, other than the $441,000 note payable to our Chairman and $6,641 in accounts payable, and the obligation to accrue interest on our note payable to our Chairman.  Our current expenditure demands primarily relate to maintaining our public reporting requirements.  We will need cash to implement our marketing program and produce an infomercial but these are not current, fixed obligations.

We will have to succeed in our financing activities in the months ahead in order to complete and execute on our business plan.  Our working capital requirements and cash flow from operations are expected to vary from quarter to quarter, depending on the success of marketing activities, operating expenses, capital expenditures and other factors.  We will need to raise substantial additional capital in order to succeed and to continue in business.  Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until then, we intend to rely upon our shareholder and other external sources for liquidity, if any.  As of September 30, 2003, our sources of external and internal financing are limited.  Our primary source of capital is currently our founding shareholder, Jonathan Gilchrist and a limited number of accredited investors.

While the shareholder commitment discussed above is sufficient to allow us to maintain minimum operations for the next twelve months, if we do not raise at least $1 million in additional funding during the next twelve months, it is unlikely that our business will be able to survive.  It is essential to our success that we raise the capital necessary to implement and launch our websites.

Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we do not have significant cash or other material liquid assets, nor do we have an established source of revenue sufficient to cover our operating costs and to allow us to continue as a going concern.  We may, in the future, experience significant fluctuations in our results of operations.   We will be required to obtain additional debt and equity financing or our illiquidity could suppress the value and price of our shares if and when a market for those shares becomes available.  However, our future offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficient to fund operations and meet the needs of our business plan.  Our current working capital is not sufficient to cover cash requirements for 2004 or to bring us to a positive cash flow position.  It is possible that we will never become profitable and will not be able to continue as a going concern.

New Accounting Standards

The Financial Accounting Standards Board has issued many new accounting standards that do not have an impact on us because we have little or no current operations.  Should we become active with operations, the decisions made by management and our Board of Directors could result in the our adoption of new accounting standards which could have negative impacts on our financial position, results of operations and cash flows.  Because we are not currently operating, we cannot determine which new standards might apply and what impact, if any, the new standards might have.

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

4

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

4

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS:

     There is no current or pending litigation in which we are involved.

ITEM  2.  CHANGES  IN  SECURITIES:

     Not Applicable

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES:

     Not  Applicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS:

At a noticed shareholder meeting convened on August 29, 2003 the following actions were approved:

1	Election of board members – Jonathan Gilchrist, William Carmichael, and Tommy Waldrop
2

Should the Board of Directors determine that it is in the best interests of the shareholders to become a Business Development Company: approval of changes to the Articles of Incorporation and By-laws as required, actions to comply with the Investment Company Act of 1940, change in corporate name to reflect the new business purpose, effect a reverse split of common stock of either one for two or one for three (depending on the underwriting needs at the time), initiation of a $5 million public offering under Regulation E, retention of Goldbridge Capital LLC as Investment Advisor

3	Retention of Harper & Pearson Company as independent auditors

ITEM  5.  OTHER  INFORMATION:

     Not  Applicable

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K:

     (a)     Exhibits

             None

     (b)     Reports  on  Form  8-K

             None

4

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyber Law Reporter, Inc. (Registrant)

By ___/s/ Jonathan C. Gilchrist, President______ (Signature and Title)

Date: November 18, 2003

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By ___/s/ Kay Berry, Acting Principal Accounting Officer__ (Signature and Title)

Date: November 18, 2003

4

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Jonathan C. Gilchrist, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cyber Law Reporter, Inc.;

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

Date: November 18, 2003

/s/ Jonathan C. Gilchrist

Jonathan C. Gilchrist
Chief Executive Officer

CERTIFICATION

I, Kay Berry, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cyber Law Reporter, Inc.;

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

Date: November 18, 2003

/s/ Kay Berry

Kay Berry
Acting Principal Accounting Officer

4