Form 10KSB
period 2003-12-31
CYBER LAW REPORTER INC
filed 2004-04-14
CIK 1136868

Unknown;

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year:  $100

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  At March 31, 2004 we had 1,049,770 shares issued and outstanding to non-affiliates.  While our shares were registered on Form SB-2, which was declared effective by the SEC on August 6, 2002, we have not applied for listing in a public market and are not publicly traded.  The most recent private placement by the company (in August 2001) was priced at $0.10 per share; using that price the market value of stock held by non-affiliates is $104,977.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,570,000 as of March 31, 2004.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

1

PART I

Item 1. Description of Business.

Company Overview

We were originally incorporated on March 2, 2000 as Cyber Law Reporter, Inc. We were formed with the help of The Internet Business Factory, Inc., a Houston based Internet incubator, an entity related through common ownership, which has provided the majority of the financing, personnel and management that we have used to-date.  The original business plan of Cyber Law Reporter was to build content resources for delivery on the Internet using three vertical business strategies that each would provide legal information and resources.  The goal was to provide affordable and easy-to-use legal information, forms and resources to lawyers, businesses and consumers.  However, we never began revenue-producing operations.

At a noticed shareholder meeting on August 29, 2003 the shareholders voted to approve changing the business plan of the Company to become a business development company under the Investment Company Act of 1940, if determined by the Board of Directors to be in the best interests of the shareholders.  The shareholders further voted that if our business purpose is so changed that they approve: renaming the Company, effecting a reverse split of one for two or one for three depending on the underwriting needs at the time, initiating a $5 million public offering under Regulation E, and retaining Goldbridge Capital LLC as its Investment Advisor.  Effective December 31, 2003, the Board of Directors determined that a change of business purpose is in the best interests of the shareholders.  The Board will subsequently address becoming a business development company, renaming the Company, a reverse stock split (if any), an offering under Regulation E, and contracting with an Investment Advisor.

As of December 31, 2003, the Board also reached agreement with our Chairman and CEO for him to forgive the debt owed to him in exchange for our assets and intellectual property related to the old business plan.  This resulted in his forgiveness of $446,513 in exchange for our assets (capitalized software development costs, equipment, and intellectual property) with a book value of $162,115, producing net book income on the debt forgiveness, net of assets exchanged, of $284,398.

As of December 31, 2003 and 2002, we had accumulated deficits of $216,621 and $474,436 respectively.  Including the net book income on the forgiveness of debt and abandonment of our old business plan, we had net income of $257,815 in the year ended December 31, 2003, compared to a net loss of $98,751 for the year ending December 31, 2002.  At December 31, 2003 we had negative working capital of $7,577 and at December 31, 2002 we had negative working capital of $427,507.  We expect small net losses and negative cash flows to continue for the immediate future as we determine the best path to follow in implementing our new business plan.  We have total assets of $64 as of December 31, 2003.

We are evaluating alternatives to implement our new plan through acquisitions or efforts at internal business development.  If we make acquisitions, we hope to use our common stock.  However, there can be no assurance that we will be successful or that the businesses we acquire or develop will succeed.

Forward Looking Information

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will" or words of similar meaning and include, but are not limited to, statements about the expected future business and financial performance of the Company.  Forward-looking statements are based on management's current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.  Actual outcomes and results may differ materially from these expectations and assumptions due to changes in global political, economic, business, competitive, market, regulatory and other factors.  We undertake no obligation to publicly update or review any forward-looking information, whether as a result of new information, future developments or otherwise.

Competition

If we become a business development company, the competition in the industry is significant.  Our competitors will have significantly greater resources than we do, and this competition may make it difficult, if not impossible for us to achieve our financial goals.

A business development company is defined and regulated by the Investment Company Act of 1940.  It is a unique kind of investment company that primarily focuses on investing in or lending to small private companies and making managerial assistance available to them.  A business development company may use capital provided by public stockholders and from other sources to invest in long-term, private investments in growing businesses.  A business development company provides stockholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in privately owned growth companies.

Employees

Cyber Law Reporter currently has no paid employees.  Management, programming and operations have, in the past, been conducted by employees, consultants and contractors provided to us by The Internet Business Factory.  Currently, only our management team is working on the development of our business plan and they are doing so without compensation.  In some cases in the past, we have provided partial consideration to independent contractors who have provided services for us in the form of unregistered common stock.

Item 2. Description of Property.

We own no real property.  We currently do not occupy office space.  Through our primary founder, Chairman and CEO (Jonathan Gilchrist) we have available to us approximately 1,000 square feet of office space and high-speed Internet connection and equipment that we expect to be sufficient to implement our business plan over the course of the next year.

Item 3. Legal Proceedings.

We are not a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against us is contemplated, threatened or expected.

Item 4. Submission of Matters to a Vote of Security Holders.

At a noticed shareholder meeting on August 29, 2003 the shareholders voted to approve changing the business plan of the Company to become a business development company under the Investment Company Act of 1940, if determined by the Board of Directors to be in the best interests of the shareholders.  The shareholders further voted that if our business purpose is so changed that they approve: renaming the Company, effecting a reverse split of one for two or one for three depending on the underwriting needs at the time, initiating a $5 million public offering under Regulation E, and retaining Goldbridge Capital LLC as its Investment Advisor.

1

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our registration statement on Form SB-2 became effective on August 6, 2002.  We have not yet applied to have our stock listed on a public market.  After determining  a path to implement our new business plan, management intends to apply for listing on the Nasdaq OTC Bulletin Board in 2004.

SECURITY HOLDERS

At December 31, 2003 there were 2,570,000 shares of our common stock outstanding, which were held by 41 shareholders of record.  The registration of shares by selling shareholders is discussed in detail in our prospectus which you may view at www.sec.gov or which you may request from the Company.  We are authorized to issue up to 50 million shares of common stock with a par value of $0.001.  Our stock has the following characteristics:

 (i)

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

(ii)

Dividend Rights – The holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at such times and in such amounts as the Board of Directors may determine to be in the best interests of the shareholders.

(iii)

Liquidation Rights – Upon liquidation, the holders of the common stock are entitled to receive pro rata all of the assets available for distribution to common shareholders.

(iv)

Preemptive Rights – Holders of common stock are not entitled to preemptive rights.

(v)

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

DIVIDEND POLICY

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

At a noticed shareholder meeting on August 29, 2003 the shareholders voted to approve changing the business plan of the Company to become a business development company under the Investment Company Act of 1940, if determined by the Board of Directors to be in the best interests of the shareholders.  The shareholders further voted that if our business purpose is so changed that they approve: renaming the Company, effecting a reverse split of one for two or one for three depending on the underwriting needs at the time, initiating a $5 million public offering under Regulation E, and retaining Goldbridge Capital LLC as its Investment Advisor.  Effective December 31, 2003, the Board of Directors determined that a change of business purpose is in the best interests of the shareholders.  The Board will subsequently address becoming a business development company, renaming the Company, a reverse stock split (if any), an offering under Regulation E, and contracting with an Investment Advisor.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported.  The Securities and Exchange Commission (“SEC”) recently issued guidance for the disclosure of “critical accounting policies”.  The SEC defines critical accounting policies as those that are most important to the presentation of a company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We follow financial accounting and reporting policies that are in accordance with generally accepted accounting principles.  Not all significant accounting policies require management to make difficult, subjective, or complex judgments.  However, the policies noted below could be deemed to meet the SEC’s definition of critical accounting policies.

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

Fair value of Investments – As we implement our new business plan to become a business development company, the bulk of our assets will be investments, and most of them will be in private companies with no publicly available market price.  Management must evaluate the future operations of these businesses, monitor market conditions and evaluate any new financings that these portfolio companies may have in order to estimate a fair value for our investments in these companies.  If our estimates of the future are incorrect we may fail to record an unrecognized gain or loss, or we may record it later or earlier than we would with a perfect forecast of the future.

As of December 31, 2003, we had cash reserves of $64 and no other liquid assets or resources.  Our liabilities consisted primarily of a accounts payable totaling $7,641.  Because the Company has no working capital, current operating costs are being met by Goldbridge Capital. If we do not raise sufficient capital in the next twelve months, we may not be able to successfully implement our new business plan.  We may need to depend upon shareholder loans or investment to fund operations.

We recognized income of $257,815 during the year ended December 31, 2003, and a loss of $98,751 during 2001.  The 2003 income includes $284,398 of net book income related to the forgiveness of debt by our Chairman in exchange for the assets related to our old business plan, which collateralized our note to him.  Of the loss in 2002, $95,250 represented management fees or interest due to our Chairman which was funded by an increase in our note payable to him.  Income for 2003 represents $0.10 per share and the loss for 2002 was $0.04 per share.

If we are unable to procure funding we may not be able to implement our new business plan and may not be able to continue as a going concern.

Plan of Operations

Our current operating expenses are very limited because we do not have any paid employees and very limited operating overhead.  Our current expenditure demands primarily relate to maintaining our public reporting requirements.  Presently, we are dependent upon shareholder loans, if and when available, to pay expenses.  We currently have a shareholder commitment from Mr. Gilchrist, our CEO to fund expenses up to $15,000 in the next twelve months as necessary to cover our basic costs of operations.  These resources will not be sufficient to cover our expected costs to implement our new plan and we will need to raise capital in the next twelve months.  We expect to seek financing through one or more of the following:

1.	A private placement of common stock under Reg. D of the Securities Act;
2.	An Equity Line Financing;
3.	An equity offering under Reg. E of the Securities Act;
4.	A merger with a better funded company.

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

We will have to succeed in debt or equity financing activities in the months ahead in order to implement our new business plan.  While the shareholder commitment discussed above is sufficient to allow us to maintain minimum operations for the next twelve months, if we do not raise additional funding during the next twelve months, it is unlikely that our Company will ultimately survive.  If we fail to raise additional capital we will not succeed.   Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until then, we intend to rely upon our shareholder and other external sources for liquidity, if any.

Liquidity and Capital Resources

As of December 31, 2003, we had total assets of $64 and $7,641 in current liabilities.  As of December 31, 2002 we had total assets of $162,149 and $427,541 in current liabilities.  We had net income of $257,815 for the year ended December 31, 2003, and a net loss of $98,751 for the year ended December 31, 2002.  Cash flow from operating activities for the years ended December 31, 2003 and 2002 were a positive $30 and a negative $626, respectively.

As of December 31, 2003 we do not have significant financial commitments or capital requirements we must meet to continue operations, other than $7,641 in accounts payable.  Our current expenditure demands primarily relate to maintaining our public reporting requirements.  We will need cash to implement our new business plan but these are not current, fixed obligations.

We will have to succeed in our financing activities in the year ahead in order to implement our business plan.  Our working capital requirements and cash flow from operations are expected to vary from quarter to quarter, depending on the success of marketing activities, operating expenses, capital expenditures and other factors.  We will need to raise substantial additional capital in order to succeed and to continue in business.  Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until then, we intend to rely upon our shareholder and other external sources for liquidity, if any.  As of December 31, 2003, our sources of external and internal financing are limited.  Our primary source of capital is currently our founding shareholder, Jonathan Gilchrist and a limited number of accredited investors.

While the shareholder commitment discussed above is sufficient to allow us to maintain minimum operations for the next twelve months, if we do not raise additional funding during the next twelve months, it is unlikely that our Company will be able to survive.  It is essential to our success that we raise the capital necessary to implement our new business strategy.

Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we do not have significant cash or other material liquid assets, nor do we have an established source of revenue sufficient to cover our operating costs and to allow us to continue as a going concern.  We may, in the future, experience significant fluctuations in our results of operations.   We will be required to obtain additional debt and equity financing or our illiquidity could suppress the value and price of our shares if and when a market for those shares becomes available.  However, our future offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficient to fund operations and meet the needs of our business plan.  Our current working capital is not sufficient to cover expected cash requirements for 2004 or to bring us to a positive cash flow position.  It is possible that we will never become profitable and will not be able to continue as a going concern.

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

1

Item 7. Financial Statements.

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Directors of

Cyber Law Reporter, Inc. (A Development Stage Company)

Houston, Texas

We have audited the accompanying balance sheets of Cyber Law Reporter, Inc. (A Development Stage Company) as of December 31, 2003 and 2002, and the related statements of operations, changes in shareholders’ (deficit) equity and cash flows for the years then ended and the period March 2, 2000 (date of inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyber Law Reporter, Inc. (A Development Stage Company) at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended and from March 2, 2000 (date of inception) through December 31, 2003 in conformity with generally accepted accounting principles in the United States.

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

/S/ Harper & Pearson Company

Houston, Texas

April 9, 2004

1

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31,	December 31,
	2003	2002
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 64	$ 34

TOTAL CURRENT ASSETS	64	34

SOFTWARE AND EQUIPMENT
Software development costs	0	159,448
Equipment	0	16,000
Less: accumulated depreciation and amortization	0	(13,333)

	0	162,115

TOTAL ASSETS	$ 64	$ 162,149

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$ 7,641	$ 2,291
Note and accrual payable to shareholder	0	425,250

TOTAL CURRENT LIABILITIES	7,641	427,541

SHAREHOLDERS' (DEFICIT) EQUITY
Common stock $0.001 par value, 50,000,000 shares authorized; 2,570,000 shares issued and outstanding	2,570	2,570
Additional paid-in capital	206,474	206,474
Deficit accumulated during the development stage	(216,621)	(474,436)

TOTAL SHAREHOLDERS' (DEFICIT) EQUITY	(7,577)	(265,392)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$ 64	$ 162,149

See accompanying notes.

1

CYBER LAW REPORTER, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003 AND 2002, AND

MARCH 2, 2000 THROUGH DECEMBER 31, 2003

	December 31,	December 31,	Inception
	2003	2002	To-date

REVENUES	$ 100	$ -	$ 100

EXPENSES
Accounting and legal services	5,300	2,875	15,211
General and administrative	120	126	4,795
Related party expenses (income):
… Management and consulting services	-	90,500	443,600
… Product planning	-	-	11,000
… Interest expense	21,263	5,250	26,513
… Forgiveness of debt, net of asset writeoff	(284,398)	-	(284,398)

	(257,715)	98,751	216,721

NET INCOME (LOSS)	$ 257,815	$ (98,751)	$ (216,621)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$ 0.10	$ (0.04)	$ (0.09)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	2,570,000	2,570,000	2,432,575

See accompanying notes.

1

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001, AND

MARCH 2, 2000 THROUGH DECEMBER 31, 2000

	Common Stock Shares	Common Stock Amount	Receivable from Share-holders	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total

BALANCE, March 2, 2000	-	$ -	$ -	$ -	$ -	$ -

Issuance of common shares to founders	1,510,000	1,510	(1,510)	-	-	-
Issuance of common shares for services, prepaid expenses, equipment and software development	600,000	600	-	149,400	-	150,000
Collection on receivable	-	-	100	-	-	100
Sale of common shares	70,230	70	-	17,487	-	17,557
Net Loss	-	-	-	-	(165,083)	(165,083)

BALANCE, December 31, 2000	2,180,230	2,180	(1,410)	166,887	(165,083)	2,574

Issuance of common shares for services, equipment and software development	365,700	366	-	37,204	-	37,570
Sale of common shares	24,070	24	-	2,383	-	2,407
Collection on receivable	-	-	1,410	-	-	1,410
Net Loss	-	-	-	-	(210,602)	(210,602)

BALANCE, December 31, 2001	2,570,000	2,570	-	206,474	(375,685)	(166,641)

Net Loss	-	-	-	-	(98,751)	(98,751)

BALANCE, December 31, 2002	2,570,000	2,570	-	206,474	(474,436)	(265,392)

Net Income	-	-	-	-	257,815	257,815

BALANCE, December 31, 2003	2,570,000	$ 2,570	$ -	$ 206,474	$ (216,621)	$ (7,577)

See accompanying notes.

1

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003 AND 2002, AND

MARCH 2, 2000 THROUGH DECEMBER 31, 2003

December 31,	December 31,	Inception
2003	2002	To-date

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$ 257,815	$ (98,751)	$ (216,621)
Adjustments to reconcile net loss to net cash
used by operating activities:
Note and accrual payable to shareholder	(425,250)	95,250	0
Writeoff of assets	162,115	-	162,115
Common stock issued for services	-	-	37,570
Changes in Operating Assets and Liabilities:
Prepaid expense	-	584	-
Accounts payable	5,350	2,291	7,641

Net Cash Provided(Used) by Operating Activities	30	(626)	(9,295)

CASH FLOW FROM INVESTING ACTIVITIES
Software development	-	-	(12,115)

Net Cash Provided(Used) by Investing Activities	-	-	(12,115)

CASH FLOW FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	21,474

Net Cash Provided by Financing Activities	-	-	21,474

NET INCR(DECR) IN CASH AND CASH EQUIVALENTS	30	(626)	64

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34	660	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 64	$ 34	$ 64

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

Non cash activities:
Common stock issued to IBF for:
… services (shown above)	$ -	$ -	$ 11,000
… software development	$ -	$ -	$ 109,000
… equipment	$ -	$ -	$ 5,000
Common stock for services (shown above)	$ -	$ -	$ 26,570
Common stock for equipment	$ -	$ -	$ 11,000
Common stock for software development	$ -	$ -	$ 25,000
Equipment depreciation for software development	$ 2,667	$ 5,333	$ 16,000

See accompanying notes.

1

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

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

At a noticed shareholder meeting on August 29, 2003 the shareholders voted to approve changing the business plan of the Company to become a business development company under the Investment Company Act of 1940, if determined by the Board of Directors to be in the best interests of the shareholders.  The shareholders further voted that if the Company’s business purpose is so changed that they approve: renaming the Company, effecting a reverse split of one for two or one for three depending on the underwriting needs at the time, initiating a $5 million public offering under Regulation E, and retaining Goldbridge Capital LLC as its Investment Advisor.  Effective December 31, 2003, the Board of Directors determined that a change of business purpose is in the best interests of the shareholders and reached agreement with the Company’s Chairman and CEO for him to forgive the debt owed to him in exchange for the assets and intellectual property of the Company related to the old business plan.  See Note C below.  The Board will subsequently address renaming the Company, a reverse stock split (if any), an offering under Regulation E, and contracting with an Investment Advisor.

CONDITIONS AFFECTING ONGOING OPERATIONS – As of December 31, 2003, the Company had not commenced commercial operations, is a development stage enterprise, and has devoted substantially all of its efforts to product development, financial planning, raising capital and identifying business opportunities.  The Company is subject to the risks associated with development stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets.  Without additional funding, the Company will be unable to complete its development and commence operations.  The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to grow through merger and acquisition opportunities.  However, the Company is currently dependent upon external or shareholder debt and equity financing to continue its current level of activities.  The Company's internally generated cash flows have historically been and continue to be insufficient for the Company's cash needs.  For the present and foreseeable future the Company will be required to obtain additional debt or equity financing to remain in business.  New debt or equity capital may contain provisions that could suppress future stock prices further, or cause significant dilution to current shareholders and increase the cost of doing business.  In the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.  Because the Company has no working capital, current operating costs are being met by Goldbridge Capital LLC, a company related by common ownership.

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

SOFTWARE DEVELOPMENT COSTS – In accordance with generally accepted accounting principles, the development stage costs incurred for the Company’s internal-use software and website have been capitalized.  These costs included personnel charges for web programmers, rental charges for the use of equipment and software used in the development process, and depreciation of equipment used for software development.  In 2003 and 2002 the Company capitalized $2,667 and $5,333, respectively, representing six and twelve months of depreciation of its server which is now fully depreciated.  On December 31, 2003 the Company abandoned its original business plan and exchanged the software it had developed and other assets related to the original business plan in return for forgiveness of its debt owed to its Chairman and CEO.  See Note C below.

EQUIPMENT – Equipment is carried at original cost or adjusted net realizable value, as applicable.  Maintenance and repair costs will be charged to expense as incurred.  When equipment is sold or retired, the remaining costs and related accumulated depreciation will be removed from the accounts and any resulting gain or loss will be included in income.  For financial reporting purposes, depreciation is provided using the straight-line method based upon the expected useful lives of each class of assets.  Estimated useful lives of assets are as follows: Furniture and fixtures five to seven years; computers and other office equipment three to five years.  On December 31, 2003 the Company abandoned its original business plan and exchanged the equipment and other assets related to the original business plan in return for forgiveness of its debt owed to its Chairman and CEO.  See Note C below.

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

REVENUE RECOGNITION – With the abandonment of the Company’s old business plan, the Company has no current business to generate revenues.

PRODUCT PLANNING EXPENSES – In accordance with generally accepted accounting principles, the planning stage costs incurred for the Company’s internal-use software and website have been expensed.  These costs included personnel charges and consulting fees for conceptual formulation and evaluation of alternatives of search and retrieval methodologies for electronic legal data.

INCOME TAXES – The Company has had losses since inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2003 and 2002, the Company estimates an accumulated net operating loss (“NOL”) carryforward of approximately $217,000 and $474,000, respectively, resulting in a deferred tax asset of approximately $74,000 and $161,000, respectively.  These carryforwards begin to expire in 2020.  Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities and the uncertainty that the Company will ever achieve profitability, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.  A valuation allowance has been established to fully offset the deferred tax assets.

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

With the abandonment of its old business plan, the Company realized value in excess of the full book value of its software and hardware related to its current business plan from the forgiveness of debt owed to its Chairman.  See Note C below.  The Company has no remaining long-lived assets as of December 31, 2003.

NEW ACCOUNTING PRONOUNCEMENTS – In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.  Statement 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  Adoption is required for financial statements issued for fiscal years beginning after June 15, 2002.  The Company adopted Statement No. 143 effective January 1, 2003, with no material impact on the financial position or operations of the Company.

In April, 2002, the Financial Accounting Standards Board issued SFAS No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, related to accounting for debt extinguishments, leases, and intangible assets of motor carriers. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged.  The Company adopted Statement No. 145 effective January 1, 2003, with no material impact on the financial position or operations of the Company.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring" which previously governed the accounting treatment for restructuring activities. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". These costs include, but are not limited to, the following: (1) termination benefits provided to current employees who are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred-compensation contract, (2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidate facilities or relocate employees. SFAS 146 does not apply to costs associated with the retirement of long-lived assets covered by SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 146 will be applied prospectively and is effective for exit or disposal activities initiated after December 31, 2002.  The Company adopted Statement No. 146 effective January 1, 2003, with no material impact on the financial position or operations of the Company.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-based Compensation and Disclosure - an amendment of FASB Statement No.123" (FAS 148). This statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative transition methods for a voluntary change to fair value accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  With no options or warrants issued, this accounting pronouncement causes no material impact on the financial position or operations of the Company.

NOTE B - PROPERTY AND EQUIPMENT

At December 31, 2002, the Company owned software for internal use that was under development and a computer server.  Through December 31, 2003, the server had been used for software development.  Other computers and office equipment used by the Company are owned by The Internet Business Factory, Inc., (IBF) and charges for such equipment were included in costs billed to the Company by IBF.  (At inception, the Company had entered into an agreement with IBF to provide support services, financing, software development, equipment, staff and incubation services for the development of its original business plan.  See Note D.)  The Company currently rents no office space, but has office space available through its primary founder, Chairman and CEO (Jonathan Gilchrist).  On December 31, 2003 the Company abandoned its original business plan and exchanged all assets related to the original business plan in return for forgiveness of its debt owed to its Chairman and CEO.  See Note C below.

NOTE C - NOTE AND ACCRUAL PAYABLE TO SHAREHOLDER

Pursuant to a Management Agreement dated March 2, 2000 and amended August 31, 2002, the Company owed its primary founder, Chairman and CEO, $425,250 as of December 31, 2002, under a promissory note payable on demand for management fees due for services rendered to the Company.  The August 2002 amendment ended the accrual of $15,000 per month in additional fees as of July 1, 2002 and established the accrual of interest beginning on October 1, 2002, at the rate of 5% per year paid annually on October 1.  The note was collateralized with the assets of the Company associated with our online legal services business plan.  During 2003 interest of $21,263 accrued on the note.  On December 31, 2003 the Company abandoned its original business plan and exchanged all assets related to the original business plan in return for forgiveness of its debt owed to its primary founder, Chairman and CEO.

NOTE D - RELATED PARTY TRANSACTIONS

In addition to the Management Agreement and the exchange of assets for the forgiveness of debt described in Note C, the Company has entered into the following transactions with certain directors, executive officers, shareholders who own beneficially more than 5% of the Company’s shares, members of their immediate family of any of such persons, or any other entities in which such persons beneficially own more than 5%:

At inception, the Company entered into a Management Contract and Business Services Agreement with The Internet Business Factory, Inc. (IBF) to provide support services, financing, software development, equipment, staff and incubation services for the development of its business plan.  The Company’s primary founder, CEO and Chairman of the Board is also the founder and CEO of IBF.  He is the beneficial owner of over 10% of the Company’s equity and a controlling shareholder of IBF as well.  The Company issued 500,000 shares valued at $0.25 per share to IBF at inception for services to be provided.  These shares were fully vested and non-forfeitable when issued.  Billings for services, equipment payments, and overhead totaling $106,844 were rendered in 2000 and $18,156 in 2001.  IBF has supplied personnel for the Company including management, marketing and product development staff.  In addition, it has provided or paid for Web development, Web hosting, bandwidth and other development expenses incurred.  There were no charges from IBF in 2002 or 2003.

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

NOTE E - SHAREHOLDERS’ EQUITY

All shares of common stock issued by the Company were fully vested and non-forfeitable when issued.  The Company has never issued any options, warrants or other classes of stock.

1

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls And Procedures.

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

1

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth certain information regarding the members of our board of directors and its executive officers:

Name

Age

Position

Jonathan C. Gilchrist

52

Chairman and Chief Executive Officer
William Carmichael

48

Director and Chief Operating Officer
Tommy Waldrop

46

Director and Chief Technology Officer

Kay Berry

43

Acting Principal Accounting Officer

Our directors hold office until the next annual meeting of our shareholders or until their successors are duly elected and qualified.  Our executive officers serve at the pleasure of the Board of Directors.

Each of our officers, including our CEO, devotes only a part of his time to the management of Cyber Law Reporter.  For example, our Chairman and CEO is also the Chairman and CEO of The Internet Business Factory, Inc., an Internet incubator company.  In addition, he works as a member of Goldbridge Capital in Houston, Texas.  He has 10-15 hours per week available to manage Cyber Law Reporter and can make additional time available if the need for that time arises as we grow.   Our CTO, Tommy Waldrop is employed by PG Technology.  He has approximately 10 hours per week available to devote to Cyber Law Reporter.  Our COO, Mr. Carmichael works for a technology company in Tennessee.  He also has 10-15 hours available for Cyber Law Reporter and will be available to devote additional time to our business as our funding increases.   Ms. Berry, serving as the Acting Principal Accounting Officer, devotes only a nominal amount of time to the Company, since we are not an operating company and have very few financial transactions.  Because each member of our management team has other business obligations, they may not spend as much time as needed on our business in order to maximize its success.  When competing demands on their time arise, we cannot insure that the needs of our Company will have priority over the other demands placed upon the management team’s time.

The precise percentage of time each member of the management team will spend on our business will vary depending on factors related to our implementation of a new business plan.  For example, if we invest in a technology company, greater support may be needed from our CTO; if we invest in a production or marketing company, more time may be required from our COO; and as we grow and become more profitable we expect to hire additional staff which will require greater time from management.   In addition, we expect to hire additional management personnel as funds become available and to obtain key personnel if and when we make successful acquisitions.

Set forth below is a summary description of the principal occupation and business experience of each of our directors and executive officers for at least the last five years.

Jonathan C. Gilchrist – Mr. Gilchrist is our primary founder and has served as our Chairman, Chief Executive Officer and Director since March 2, 2000.   Prior to our incorporation, Mr. Gilchrist held various offices with iExalt, Inc., (OTCBB: IXLT), a publishing and information company, where he served from January 1999 through December 2000.  Mr. Gilchrist served at different times as a Director, Chief Operating Officer, Secretary, Executive Vice President and General Counsel of iExalt.    In 1999 Mr. Gilchrist founded The Internet Business Factory, Inc., a Nevada corporation and serves as its Chairman and Chief Executive Officer.  From 1997 to 1999 Mr. Gilchrist served as President of The American Law Network, LLC, a legal information and directory Internet site which he helped found in November 1997.  The American Law Network ceased operations in 1998.  From 1994 to 1997, Mr. Gilchrist worked as an attorney for the law firm of Orgain, Bell & Tucker, LLP, in Beaumont, Texas.  He is a graduate of the University of Alabama School of Law and worked as an attorney for Exxon Company, USA from 1990 to 1993.  He is also the CEO of American Enterprise Development Corporation, (OTCBB: AEND), a company originally started by The Internet Business Factory.  He is also a co-founder and principal of Goldbridge Capital, LLC, which is an investor and underwriter for Rule 415 offerings.

William Carmichael – Mr. Carmichael has served as our Chief Operating Officer and a Director since March 2, 2000. Mr. Carmichael brings with him a small business management and Internet development background.  In 1999 he founded The American Song and Book Company, Inc., d/b/a/ MannaBeach.com, which is an Internet e-commerce business where he served as Chairman and CEO.  In 1999 Mr. Carmichael served for a short time as the Director of Marketing for iExalt, Inc. before founding MannaBeach.  From 1996 through 1999 Mr. Carmichael worked in the sales and marketing division for TechQuip, a Houston based technical equipment retailer and, from 1990 to 1995, managed his own construction business.  For the last two years he has been the marketing representative in Tennessee for Lapp USA, a major electronic component manufacturer.

Tommy Waldrop – Mr. Waldrop has served as our Chief Technology Officer and a Director since March 2, 2000.  Mr. Waldrop has served as President of PG Technology, a Texas ISP, since November 1999.  From 1996 to 1999 Mr. Waldrop served as an independent technology consultant to telecommunications and ISP companies.  Twenty-two years of experience in communication technology have given Mr. Waldrop exceptional skills in the areas of systems design, project management and problem solving.  He was a founder and the initial VP of Network Architecture and Engineering for Allied Riser Communications Corporation, (NASDAQ: ARCC) a communications infrastructure company later acquired by MCI.  Prior to assisting in the development of ARCC, Mr. Waldrop co-founded MFS Datanet, where he served as Sr. Director of National Technical Support where he helped deploy the first national Asynchronuous Transfer Mode Network.  Immediately before founding PG Technology, Mr. Waldrop served as the Chief Technology Officer of iExalt, Inc., where he designed and supervised the development of their national ISP network.

Kay Berry – Ms. Berry is serving as our Acting Principal Accounting Officer.  She has filled this capacity for us since April 26, 2001.  She served as the Controller for Molecular Electronics, Inc. from January 2001 until September 2002, and is now the chief financial officer for Morris Architects in Houston, Texas.  Prior to that she served as Vice President and Controller of iExalt, Inc. from February 2000 to January 2001.  She served as a consultant regarding tax and bankruptcy restructuring issues with Equal Net Corporation from June 1999 to February 2000.  She was the Manager of Corporate Finance for Service Corporation International from 1996 to the end of 1998.  She holds a degree in accounting from Texas A & M University and is a Certified Public Accountant in the State of Texas.

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

Item 10. Executive Compensation.

Our directors have not been provided cash compensation for their services as directors; however, upon our inception, we issued 650,000 shares of our common stock to Mr. Gilchrist at par value ($650) and 100,000 shares of our common stock to Mr. Carmichael at par value ($100).  In April 2001, we issued Mr. Waldrop 100,000 shares of our common stock for an equipment loan provided by PG Technology of $11,000 or $0.11 per share.  In addition, we issued 200,000 shares to Dr. Kwok-Bun Yue, who was our EVP of Software Engineering during 2000 and 2001 as founders stock issued at par value ($200).   On April 26, 2001 we issued 20,000 shares to Ms. Kay Berry for her services, valued at $2,000 or $0.10 per share.  At inception, we entered into a Management Agreement contract with Mr. Gilchrist in order to retain his services as a consultant and member of our management team.  As a lawyer and the progenitor of our business plan and strategy we felt it was in the best interest of the Company to retain his services on an ongoing basis.  We agreed to pay him a monthly stipend of $15,000 per month, which we have been unable to pay in cash.  Our contract with Mr. Gilchrist calls for us to accrue the amount owed under this agreement as a debt owed to Mr. Gilchrist.  From March 2000 through June 30, 2002 we had accumulated debt owed to Mr. Gilchrist in the amount of $420,000.  On August 31, 2002, the agreement was amended to end the monthly $15,000 accrual effective July 1, 2002, and to begin accruing interest on the unpaid balance on October 1, 2002, at the annual rate of 5%.  As of December 31, 2002 the total amount owed under this agreement is $425,250.  The note was collateralized with all of our assets related to our Internet/legal services business plan. As of December 31, 2003, the Board reached agreement with our Chairman and CEO for him to forgive the debt owed to him in exchange for the our assets and intellectual property related to the old business plan.  This resulted in his forgiveness of $446,513 (including interest accrued during 2003) in exchange for our assets (capitalized software development costs, equipment, and intellectual property) with a book value of $162,115, producing net book income for the Company on the debt forgiveness, net of assets exchanged, of $284,398.  No cash compensation had been paid to any officer as of December 31, 2003.

Name and principal position /	Year /	Annual Compensation /	All other compensation

		Salary	Bonus	Other
(a)	(b)	(c)	(d)	(e)	(i)
Jonathan Gilchrist, CEO	2000 2001 2002 2003	-0- -0- -0- -0-	-0- -0- -0- -0-	$150,000(1) $180,000(1) $95,250(1) $21,263(1)	-0- -0- -0- -0-
William Carmichael, COO	2000 2001 2002 2003	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-
Tommy Waldrop, CTO	2000 2001 2002 2003	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-
Kay Berry, Principal Accounting Officer	2001 2002 2003	-0- -0- -0-	-0- -0- -0-	$2,000(2) -0- -0-	-0- -0- -0-

1.

These amounts are owed to Mr. Gilchrist under our Services Agreement with him, but were not paid.  Instead, we issued a promissory note for the amount owed, collateralized by our assets relating to our Internet/legal services business plan.  On December 31, 2003, the total amount owed ($446,513) was forgiven in exchange for all of our assets related to the old business plan (book value $162,115).

2.

20,000 shares of common stock, issued with an estimated value of $0.10 per share (price at which shares were sold for cash later in 2001).

Stock Option Plans

We do not have any long-term compensation plans or stock option plans.

Employment Agreements

None

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of the shares of our common stock as of the close of business on December 31, 2003 of each person known by us to own beneficially five percent or more of our common stock and of each of our directors and our officers and directors as a group. For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13(d)-3 of the Securities Exchange Act of 1934, under which a person is considered to be a beneficial owner of a security if such person has or shares the power to vote or to direct the voting of the security or the power to dispose or to direct the disposition of the security, or if that person has the right to acquire beneficial ownership of that security within 60 days through the exercise of any option, warrant or conversion of a security.

NAME	TOTAL SHARES OF COMMON STOCK BENEFICIALLY OWNED	PERCENTAGE OF CLASS

Jonathan Gilchrist(1) 1240 Blalock Road, Suite 150, Houston, Texas.	1,200,230	47%
William Carmichael(2) 100 Colonial Way Hohenwald, TN 38462	100,000	4%
Tommy Waldrop(3) 2951 Marina Bay Blvd., League City, Texas 77573	100,000	4%
LSHDI.com, Inc.(4) 6524 San Felipe, Suite 252, Houston, Texas 77057	250,000	10%
James Rowton(4) 6524 San Felipe, 252 Houston, Texas 77057	250,000	10%
Goldbridge Capital, LLC(5) 1240 Blalock Road, Suite 150, Houston, Texas.	200,000	8%
Internet Business Factory(6) 6524 San Felipe, Ste. 252 Houston, Texas 77057	350,000	14%
James W. Carroll (5) 1240 Blalock Rd., Ste 150, Houston, Texas	300,000	12%
Kwok Bun Yue(7) 2700 Bay Area Boulevard Delta 169 Houston, Texas 77058	200,000	8%
Kay Berry 1240 Blalock Rd, Ste 150 Houston, Texas	20,000	1%
All officers and directors as a group (4 persons)	1,420,230	55%

(1)

Jonathan Gilchrist, our Chief Executive Officer and Chairman, directly owns 600,000 shares of our common stock. Mr. Gilchrist is also a principal of Goldbridge Capital LLC and has shared voting control of 200,000 shares of common stock owned by Goldbridge. Mr. Gilchrist also holds shared voting control over 350,000 shares of common stock issued to The Internet Business Factory, Inc. ("IBF"), a Nevada corporation, which served as our Internet incubator.  Mr. Gilchrist is the founder and Chief Executive Officer, a director and a major shareholder.  In addition, he has voting control, although not a beneficial interest in the 50,230 shares owned by the Gilchrist Family Trust.  He is also on the board of directors of LSHDI.com, Inc., which owns 250,000 shares of common stock, but Mr. James Rowton is the natural person having voting control over the shares owned by LSHDI.com.

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

(7) Kwok-Bun Yue was our EVP of Software Engineering.

Item 12. Certain Relationships and Related Transactions.

The following are brief descriptions of transactions during the period covered by this report between us and any of our directors, executive officers or shareholders known to us to own beneficially more than 5% of our shares, or any member of the immediate family of any of those persons, or other entities in which such persons beneficially own more than 5%.

As of December 31, 2003, the Board reached agreement with our Chairman and CEO for him to forgive the debt owed to him in exchange for our assets and intellectual property related to the old business plan.  This resulted in his forgiveness of $446,513 in exchange for our assets (capitalized software development costs, equipment, and intellectual property) with a book value of $162,115, producing net book income on the debt forgiveness, net of assets exchanged, of $284,398.

Item 13. Exhibits and Reports on Form 8-K.

No Reports on Form 8-K were filed during the last quarter of the period covered by this report.

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s SB-2 Registration Statement declared effective August 6, 2002 is incorporated here by reference)
3.2	By-laws of the Company (filed as Exhibit 3.2 to the Company’s SB-2 Registration Statement declared effective August 6, 2002 is incorporated here by reference)
10.1	Contract for services with The Internet Business Factory (filed as Exhibit 10.1 to the Company’s SB-2 Registration Statement declared effective August 6, 2002 is incorporated here by reference)
10.2	Management Agreement dated with Jonathan Gilchrist (filed as Exhibit 10.2 to the Company’s SB-2 Registration Statement declared effective August 6, 2002 is incorporated here by reference)
10.3	Note due to Jonathan Gilchrist (filed as Exhibit 10.3 to the Company’s SB-2 Registration Statement declared effective August 6, 2002 is incorporated here by reference)
10.4	Shareholder Commitment (filed as Exhibit 10.4 to the Company’s SB-2 Registration Statement declared effective August 6, 2002 is incorporated here by reference)
31.1	Certification Pursuant to 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services.

Harper & Pearson Company serves as our independent public auditors.  The following fees were incurred by Harper & Pearson Company for services rendered during the years ended December 31, 2003 and 2002:

Audit Fees:  $5,300 and $3,875 for 2003 and 2002, respectively, for services rendered for the audit of our financial statements and review of the financial statements included in our Forms 10-KSB, 10-QSB and SB-2.

Audit Related Fees: None

Tax Fees: None

All other fees: None

Consistent with the Securities and Exchange Commission requirements regarding auditor independence, the Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. Under the policy, the Committee must pre-approve services prior to the commencement of the specified service.

All services provided by Harper & Pearson Company have been pre-approved by the Audit Committee.

1

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyber Law Reporter, Inc. (Registrant)

By ____ _//s// Jonathan C. Gilchrist, President_____________
Date: April 13, 2003

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By ___ //s// William Carmichael, Director_____
Date: April 13, 2003

By _____ //s// Kay Berry, Acting Principal Accounting Officer__
Date: April 13, 2003

By _____ //s// Tommy Waldrop, Director___________
Date: April 13, 2003

1