Form 10QSB
period 2004-03-31
CYBER LAW REPORTER INC
filed 2004-05-24
CIK 1136868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,570,000 as of April 30, 2004.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

3

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2004	2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 34	$ 64

TOTAL CURRENT ASSETS	34	64

TOTAL ASSETS	$ 34	$ 64

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$ 9,647	$ 7,641

TOTAL CURRENT LIABILITIES	9,647	7,641

SHAREHOLDERS' (DEFICIT) EQUITY
Common stock $0.001 par value, 50,000,000 shares authorized; 2,570,000 shares issued and outstanding	2,570	2,570
Additional paid-in capital	206,474	206,474
Deficit accumulated during the development stage	(218,657)	(216,621)

TOTAL SHAREHOLDERS' (DEFICIT) EQUITY	(9,613)	(7,577)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$ 34	$ 64

See accompanying notes.

3

CYBER LAW REPORTER, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

 (unaudited)

	3 months	3 months	Inception
	ended	ended	To-date
	March 31	March 31	3/2/00-
	2004	2003	3/31/04

REVENUES	$ -	$ -	$ 100

EXPENSES
Accounting and legal services	2,006	2,300	17,217
General and administrative	30	30	4,825
Related party (income) expenses:
… Management and consulting services	-	-	443,600
… Product planning	-	-	11,000
… Interest expense	-	5,250	26,513
… Forgiveness of debt, net of asset writeoff	-	-	(284,398)

	2,036	7,580	218,757

NET LOSS	$ (2,036)	$ (7,580)	$ (218,657)

BASIC AND DILUTED NET LOSS PER SHARE	$ nil	$ nil	$ (0.09)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	2,570,000	2,570,000	2,440,963

See accompanying notes.

3

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total

BALANCE, December 31, 2003	2,570,000	$ 2,570	$ 206,474	$ (216,621)	$ (7,577)

Net Loss	-	-	-	(2,036)	(2,036)

BALANCE, March 31, 2004	2,570,000	$ 2,570	$ 206,474	$(218,657)	$ (9,613)

See accompanying notes.

3

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

 (unaudited)

Three months	Three months	Inception
ended	ended	To-date
March 31,	March 31,	3/2/00-
2004	2003	3/31/04

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$ (2,036)	$ (7,580)	$ (218,657)
Adjustments to reconcile net loss to net cash
used by operating activities:
Note and accrual payable to shareholder	-	5,250	-
Writeoff of assets	-	-	162,115
Common stock issued for services	-	-	37,570
Changes in Operating Assets and Liabilities:
Accounts payable	2,006	2,300	9,647

Net Cash Used by Operating Activities	(30)	(30)	(9,325)

CASH FLOW FROM INVESTING ACTIVITIES
Software development	-	-	(12,115)

Net Cash Used by Investing Activities	-	-	(12,115)

CASH FLOW FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	21,474

Net Cash Provided by Financing Activities	-	-	21,474

NET INCR(DECR) IN CASH AND CASH EQUIVALENTS	(30)	(30)	34

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	64	34	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 34	$ 4	$ 34

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

Non cash activities:
Common stock issued to IBF for:
… services (shown above)	$ -	$ -	$ 11,000
… software development	$ -	$ -	$ 109,000
… equipment	$ -	$ -	$ 5,000
Common stock for services (shown above)	$ -	$ -	$ 26,570
Common stock for equipment	$ -	$ -	$ 11,000
Common stock for software development	$ -	$ -	$ 25,000
Equipment depreciation for software development	$ -	$ 1,333	$ 16,000

See accompanying notes.

3

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004

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

CONDITIONS AFFECTING ONGOING OPERATIONS – As of March 31, 2004, the Company had not commenced commercial operations, is a development stage enterprise, and has devoted substantially all of its efforts to product development, financial planning, raising capital and identifying business opportunities.  The Company is subject to the risks associated with development stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets.  Without additional funding, the Company will be unable to complete its development and commence operations.  The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to grow through merger and acquisition opportunities.  However, the Company is currently dependent upon external or shareholder debt and equity financing to continue its current level of activities. The Company's internally generated cash flows have historically been and continue to be insufficient for the Company's cash needs.  For the present and foreseeable future the Company will be required to obtain additional debt or equity financing to remain in business.  New debt or equity capital may contain provisions that could suppress future stock prices further, or cause significant dilution to current shareholders and increase the cost of doing business.  In the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.  Because the Company has no working capital, current operating costs are being met by Goldbridge Capital LLC, a company related by common ownership.

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

INTERIM RESULTS - The accompanying unaudited financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the Company's financial position at March 31, 2004 and the Company's results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003.  Interim period results are not necessarily indicative of the results that may be expected for an entire year.

These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, including the financial statements and notes thereto.

CASH AND CASH EQUIVALENTS – The Company considers all highly liquid debt instruments having maturities of three months or less at the date of purchase to be cash equivalents.

SOFTWARE DEVELOPMENT COSTS – In accordance with generally accepted accounting principles, the development stage costs incurred for the Company’s internal-use software and website had been capitalized.  These costs included personnel charges for web programmers, rental charges for the use of equipment and software used in the development process, and depreciation of equipment used for software development.  In the first quarter of 2003 the Company capitalized $1,333, representing three months of depreciation of its server which is now fully depreciated.  On December 31, 2003 the Company abandoned its original business plan and exchanged the software it had developed and other assets related to the original business plan in return for forgiveness of its debt owed to its Chairman and CEO.  See Note C below.

EQUIPMENT – Equipment had been carried at the lower of original cost or adjusted net realizable value, as applicable.  Maintenance and repair costs, if any, would be charged to expense as incurred.  In the future, if equipment is sold or retired, the remaining costs and related accumulated depreciation will be removed from the accounts and any resulting gain or loss will be included in income.  For financial reporting purposes, depreciation is provided using the straight-line method based upon the expected useful lives of each class of assets.  Estimated useful lives of assets are as follows: Furniture and fixtures five to seven years; computers and other office equipment three to five years.  On December 31, 2003 the Company abandoned its original business plan and exchanged the equipment and other assets related to the original business plan in return for forgiveness of its debt owed to its Chairman and CEO.  See Note C below.

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

PRODUCT PLANNING EXPENSES – In accordance with generally accepted accounting principles, the planning stage costs incurred for the Company’s internal-use software and website had been expensed.  These costs included personnel charges and consulting fees for conceptual formulation and evaluation of alternatives of search and retrieval methodologies for electronic legal data.

INCOME TAXES – The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes.  As of March 31, 2004 and December 31, 2003, the Company estimates an accumulated net operating loss (“NOL”) carryforward of approximately $219,000 and $217,000, respectively, resulting in a deferred tax asset of approximately $74,000 as of each date.  These carryforwards begin to expire in 2020.  Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities and the uncertainty that the Company will ever achieve profitability, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.  A valuation allowance has been established to fully offset the deferred tax assets.

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

With the abandonment of its old business plan, the Company realized value in excess of the full book value of its software and hardware related to its current business plan from the forgiveness of debt owed to its Chairman.  See Note C below.  The Company has no remaining long-lived assets as of March 31, 2004 or December 31, 2003.

NOTE B - PROPERTY AND EQUIPMENT

Prior to its change in business plan, the Company owned software for internal use that was under development and a computer server.  The server had been used for software development.  Other computers and office equipment used by the Company are owned by The Internet Business Factory, Inc., (IBF) and charges for such equipment were included in costs billed to the Company by IBF.  (At inception, the Company had entered into an agreement with IBF to provide support services, financing, software development, equipment, staff and incubation services for the development of its original business plan.  See Note D.)  The Company currently rents no office space, but has office space available through its primary founder, Chairman and CEO (Jonathan Gilchrist).  On December 31, 2003 the Company abandoned its original business plan and exchanged all assets related to the original business plan in return for forgiveness of its debt owed to its Chairman and CEO.  See Note C below.

NOTE C - NOTE AND ACCRUAL PAYABLE TO SHAREHOLDER

Pursuant to a Management Agreement dated March 2, 2000 and amended August 31, 2002, the Company owed its primary founder, Chairman and CEO, $425,250 as of December 31, 2002, under a promissory note payable on demand for management fees due for services rendered to the Company.  The August 2002 amendment ended the accrual of $15,000 per month in additional fees as of July 1, 2002 and established the accrual of interest beginning on October 1, 2002, at the rate of 5% per year paid annually on October 1.  The note was collateralized with the assets of the Company associated with our online legal services business plan.  During the three months ended March 31, 2003 interest of $5,250 accrued on the note.  On December 31, 2003 the Company abandoned its original business plan and exchanged all assets related to the original business plan in return for forgiveness of its debt owed to its primary founder, Chairman and CEO.  No charges or accruals have occurred in the three months ended March 31, 2004.

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

At inception, the Company entered into a Management Contract and Business Services Agreement with The Internet Business Factory, Inc. (IBF) to provide support services, financing, software development, equipment, staff and incubation services for the development of its business plan.  The Company’s primary founder, CEO and Chairman of the Board is also the founder and CEO of IBF.  He is the beneficial owner of over 10% of the Company’s equity and a controlling shareholder of IBF as well.  The Company issued 500,000 shares valued at $0.25 per share to IBF at inception for services to be provided.  These shares were fully vested and non-forfeitable when issued.  Billings for services, equipment payments, and overhead totaling $106,844 were rendered in 2000 and $18,156 in 2001.  IBF has supplied personnel for the Company including management, marketing and product development staff.  In addition, it has provided or paid for Web development, Web hosting, bandwidth and other development expenses incurred.  There were no charges from IBF in 2003 or 2004.

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

As of March 31, 2004, we had cash reserves of $34 and no other liquid assets or resources.  Our liabilities consisted primarily of a accounts payable totaling $9,647.  Because the Company has no working capital, current operating costs are being met by Goldbridge Capital LLC. If we do not raise sufficient capital in the next twelve months, we may not be able to successfully implement our new business plan.  We may need to depend upon shareholder loans or investment to fund operations.

We incurred losses of $2,036 and $7,580, respectively, during the three months ended March 31, 2004 and 2003.  On a per share basis these losses were less than half a cent.

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

Liquidity and Capital Resources

As of March 31, 2004, we had total assets of $34 and $9,647 in current liabilities.  As of December 31, 2003 we had total assets of $64 and $7,641 in current liabilities.  We had net losses of $2,036 and $7,580 for the three months ended March 31, 2004 and 2003, respectively.  Cash flow used by operating activities for the three months ended March 31, 2004 and 2003 were a negative $30 in each period.

As of March 31, 2004 we do not have significant financial commitments or capital requirements we must meet to continue operations, other than $9,647 in accounts payable.  Our current expenditure demands primarily relate to maintaining our public reporting requirements.  We will need cash to implement our new business plan but these are not current, fixed obligations.

We will have to succeed in our financing activities in the year ahead in order to implement our business plan.  Our working capital requirements and cash flow from operations are expected to vary from quarter to quarter, depending on the success of marketing activities, operating expenses, capital expenditures and other factors.  We will need to raise substantial additional capital in order to succeed and to continue in business.  Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until then, we intend to rely upon our shareholder and other external sources for liquidity, if any.  As of March 31, 2004, our sources of external and internal financing are limited.  Our primary source of capital is currently our founding shareholder, Jonathan Gilchrist and a limited number of accredited investors.

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

3

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

Date: May 21, 2004

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By ___/s/ James Carroll, Acting Principal Accounting Officer__ (Signature and Title)

Date: May 21, 2004

3