Form 10QSB
period 2004-09-30
CYBER LAW REPORTER INC
filed 2004-11-19
CIK 1136868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,570,000 as of October 31, 2004.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

7

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2004	2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 100	$ 64

TOTAL CURRENT ASSETS	100	64

TOTAL ASSETS	$ 100	$ 64

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$ 12,333	$ 7,641

TOTAL CURRENT LIABILITIES	12,333	7,641

SHAREHOLDERS' (DEFICIT) EQUITY
Common stock $0.001 par value, 50,000,000 shares authorized; 2,570,000 shares issued and outstanding	2,570	2,570
Additional paid-in capital	206,474	206,474
Deficit accumulated during the development stage	(221,277)	(216,621)

TOTAL SHAREHOLDERS' (DEFICIT) EQUITY	(12,233)	(7,577)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$ 100	$ 64

See accompanying notes.

7

CYBER LAW REPORTER, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

 (unaudited)

	3 months	3 months	9 months	9 months	Inception
	ended	ended	ended	ended	To-date
	Sept 30,	Sept 30,	Sept 30,	Sept 30,	3/2/00-
	2004	2003	2004	2003	9/30/04

REVENUES	$ -	$ 100	$ -	$ 100	$ 100

EXPENSES
Accounting and legal services	1,435	1,000	4,596	4,300	19,807
General and administrative	-	30	60	90	4,855
Related party (income) expenses:
… Management and consulting services	-	-	-	-	443,600
… Product planning	-	-	-	-	11,000
… Interest expense	-	5,250	-	15,750	26,513
… Forgiveness of debt, net of asset writeoff	-	-	-	-	(284,398)

	1,435	6,280	4,656	20,140	221,377

NET LOSS	$ (1,435)	$ (6,180)	$ (4,656)	$ (20,040)	$(221,277)

BASIC AND DILUTED NET LOSS PER SHARE	$ nil	$ nil	$ nil	$ (0.01)	$ (0.09)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	2,570,000	2,570,000	2,570,000	2,570,000	2,455,000

See accompanying notes.

7

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total

BALANCE, December 31, 2003	2,570,000	$ 2,570	$ 206,474	$ (216,621)	$ (7,577)

Net Loss	-	-	-	(4,656)	(4,656)

BALANCE, September 30, 2004	2,570,000	$ 2,570	$ 206,474	$ (221,277)	$ (12,233)

See accompanying notes.

7

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

 (unaudited)

Nine months	Nine months	Inception
ended	ended	To-date
September 30,	September 30,	3/2/00-
2004	2003	9/30/04

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$ (4,656)	$ (20,040)	$ (221,277)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Note and accrual payable to shareholder	-	15,750	-
Writeoff of assets	-	-	162,115
Common stock issued for services	-	-	37,570
Changes in Operating Assets and Liabilities:
Accounts payable	4,692	4,350	12,333

Net Cash Provided (Used) by Operating Activities	36	60	(9,259)

CASH FLOW FROM INVESTING ACTIVITIES
Software development	-	-	(12,115)

Net Cash Used by Investing Activities	-	-	(12,115)

CASH FLOW FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	21,474

Net Cash Provided by Financing Activities	-	-	21,474

NET INCR(DECR) IN CASH AND CASH EQUIVALENTS	36	60	100

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	64	34	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 100	$ 94	$ 100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

Non cash activities:
Common stock issued to IBF for:
… services (shown above)	$ -	$ -	$ 11,000
… software development	$ -	$ -	$ 109,000
… equipment	$ -	$ -	$ 5,000
Common stock for services (shown above)	$ -	$ -	$ 26,570
Common stock for equipment	$ -	$ -	$ 11,000
Common stock for software development	$ -	$ -	$ 25,000
Equipment depreciation for software development	$ -	$ 2,667	$ 16,000

See accompanying notes.

7

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

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

At a noticed shareholder meeting on August 29, 2003 the shareholders voted to approve changing the business plan of the Company to become a business development company under the Investment Company Act of 1940, if determined by the Board of Directors to be in the best interests of the shareholders.  The shareholders further voted that if the Company’s business purpose is so changed that they approve: renaming the Company, effecting a reverse split of one for two or one for three depending on the underwriting needs at the time, initiating a $5 million public offering under Regulation E, and retaining Goldbridge Capital LLC as its Investment Advisor.  Effective December 31, 2003, the Board of Directors determined that a change of business purpose is in the best interests of the shareholders and reached agreement with the Company’s Chairman and CEO for him to forgive the debt owed to him in exchange for the assets and intellectual property of the Company related to the old business plan.  See Note C below.  The Board will subsequently address adopting a new business plan, renaming the Company, a reverse stock split (if any), an offering under Regulation E, and contracting with an Investment Advisor.

CONDITIONS AFFECTING ONGOING OPERATIONS – As of September 30, 2004, the Company had not commenced commercial operations, is a development stage enterprise, and has devoted substantially all of its efforts to product development, financial planning, raising capital and identifying business opportunities.  The Company is subject to the risks associated with development stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets.  Without additional funding, the Company will be unable to complete its development and commence operations.  The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to grow through merger and acquisition opportunities.  However, the Company is currently dependent upon external or shareholder debt and equity financing to continue its current level of activities. The Company's internally generated cash flows have historically been and continue to be insufficient for the Company's cash needs.  For the present and foreseeable future the Company will be required to obtain additional debt or equity financing to remain in business.  New debt or equity capital may contain provisions that could suppress future stock prices further, or cause significant dilution to current shareholders and increase the cost of doing business.  In the event the Company is unable to obtain additional debt or equity financing, the Company may not be able to continue its operations.  Because the Company has no working capital, current operating costs are being met by Goldbridge Capital LLC, a company related by common ownership.

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

INTERIM RESULTS - The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations adopted by the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the financial statements and notes thereto included in the annual report on Form 10-KSB of the Company for the year ended December 31, 2003.

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

EQUIPMENT – Equipment was carried at the lower of original cost or adjusted net realizable value, as applicable.  On December 31, 2003 the Company abandoned its original business plan and exchanged the equipment and other assets related to the original business plan in return for forgiveness of its debt owed to its Chairman and CEO.  See Note C below.

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

INCOME TAXES – The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes.  As of September 30, 2004 and December 31, 2003, the Company estimates an accumulated net operating loss (“NOL”) carryforward of approximately $221,000 and $217,000, respectively, resulting in a deferred tax asset of approximately $75,000 and $74,000, respectively.  These carryforwards begin to expire in 2020.  Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities and the uncertainty that the Company will ever achieve profitability, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.  A valuation allowance has been established to fully offset the deferred tax assets.

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

With the abandonment of its old business plan, the Company realized value in excess of the full book value of its software and hardware related to its old business plan from the forgiveness of debt owed to its Chairman.  See Note C below.  The Company has no remaining long-lived assets as of September 30, 2004 or December 31, 2003.

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

NOTE C - NOTE AND ACCRUAL PAYABLE TO SHAREHOLDER

Pursuant to a Management Agreement dated March 2, 2000 and amended August 31, 2002, the Company owed its primary founder, Chairman and CEO, $425,250 as of December 31, 2002, under a promissory note payable on demand for management fees due for services rendered to the Company.  The August 2002 amendment ended the accrual of $15,000 per month in additional fees as of July 1, 2002 and established the accrual of interest beginning on October 1, 2002, at the rate of 5% per year paid annually on October 1.  The note was collateralized with the assets of the Company associated with our online legal services business plan.  During the three and nine months ended September 30, 2003 interest of $5,250 and $15,750, respectively, accrued on the note.  On December 31, 2003 the Company abandoned its original business plan and exchanged all assets related to the original business plan in return for forgiveness of its debt owed to its primary founder, Chairman and CEO.  No charges or accruals have occurred in the three and nine months ended September 30, 2004.

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

On April 26, 2001 the Company issued 100,000 shares of common stock to Mr. Tommy Waldrop for equipment purchased for the Company by PG Technology.  PG Technology is primarily owned by Mr. Tommy Waldrop, who was also a Director of the Company and the Company’s Chief Technology Officer.  The shares were valued at $11,000 based on the equipment cost.

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

At a noticed shareholder meeting on August 29, 2003 the shareholders voted to approve changing the business plan of the Company to become a business development company under the Investment Company Act of 1940, if determined by the Board of Directors to be in the best interests of the shareholders.  The shareholders further voted that if our business purpose is so changed that they approve: renaming the Company, effecting a reverse split of one for two or one for three depending on the underwriting needs at the time, initiating a $5 million public offering under Regulation E, and retaining Goldbridge Capital LLC as its Investment Advisor.  Effective December 31, 2003, the Board of Directors determined that a change of business purpose is in the best interests of the shareholders.  The Board will subsequently address adopting a new business plan, renaming the Company, a reverse stock split (if any), an offering under Regulation E, and contracting with an Investment Advisor.

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

Fair value of Investments – If we implement a business plan to become a business development company, the bulk of our assets will be investments, and most of them will be in private companies with no publicly available market price.  Management must evaluate the future operations of these businesses, monitor market conditions and evaluate any new financings that these portfolio companies may have in order to estimate a fair value for our investments in these companies.  If our estimates of the future are incorrect we may fail to record an unrecognized gain or loss, or we may record it later or earlier than we would with a perfect forecast of the future.

As of September 30, 2004, we had cash reserves of $100 and no other liquid assets or resources.  Our liabilities consisted primarily of a accounts payable totaling $12,333.  Because the Company has no working capital, current operating costs are being met by Goldbridge Capital LLC. If we do not raise sufficient capital in the next twelve months, we may not be able to successfully implement our new business plan.  For the foreseeable future, we will continue to depend upon shareholder loans or investment to fund operations.

We incurred losses of $1,435 and $4,656, respectively, during the three and nine months ended September 30, 2004 and losses of $6,180 and $20,040 for the comparable periods in 2003.  On a per share basis these losses were less than half a cent except for the nine months ended September 30, 2003 which rounded to $0.01 per share.

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

We will have to succeed in debt or equity financing activities in the months ahead in order to implement a new business plan.  While the shareholder commitment discussed above is sufficient to allow us to maintain minimum operations for the next twelve months, if we do not raise additional debt or equity capital soon,  it is unlikely that we will remain in business.   Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until then, we intend to rely upon our shareholder and other external sources for liquidity, if any.

Liquidity and Capital Resources

As of September 30, 2004, we had total assets of $100 and $12,333 in current liabilities.  As of December 31, 2003 we had total assets of $64 and $7,641 in current liabilities.  We incurred net losses of $1,435 and $4,656 for the three and nine months ended September 30, 2004, respectively, and losses of $6,180 and $20,040 for the comparable periods in 2003.  Cash flow from operating activities for the nine months ended September 30, 2004 and 2003 were $36 and $60, respectively.

As of September 30, 2004 we do not have significant financial commitments or capital requirements we must meet to continue operations, other than $12,333 in accounts payable.  Our current expenditure demands primarily relate to maintaining our public reporting requirements.  We will need cash to implement our new business plan.

We will have to succeed in our financing activities in the year ahead in order to implement a new business plan.  Our working capital requirements and cash flow from operations are expected to vary from quarter to quarter, depending on the success of marketing activities, operating expenses, capital expenditures and other factors.  We will need to raise substantial additional capital in order to succeed and to continue in business.  Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until then, we intend to rely upon our shareholder commitment and other external sources for liquidity, if any.  As of September 30, 2004, our sources of external and internal financing are limited.  Our primary source of capital is currently our founding shareholder, Jonathan Gilchrist and a limited number of accredited investors.

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

Date: November 19, 2004

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By ___/s/ James Carroll, Acting Principal Accounting Officer__ (Signature and Title)

Date: November 19, 2004

7