Form 10KSB
period 2004-12-31
CYBER LAW REPORTER INC
filed 2005-04-14
CIK 1136868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year:  $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  At March 31, 2005 we had 1,180,840 shares issued and outstanding to non-affiliates.  While our shares were registered on Form SB-2, which was declared effective by the SEC on August 6, 2002, we have not applied for listing in a public market and are not publicly traded.  The most recent private placement by the company (in August 2001) was priced at $0.10 per share; using that price the market value of stock held by non-affiliates is $118,084.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,570,000 as of March 31, 2005.

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

As of December 31, 2004 and 2003, we had accumulated deficits of $223,387 and $216,621 respectively.  We incurred a loss of $6,766 for the year ending December 31, 2004, compared to net income of $257,815 (including the net book income on the forgiveness of debt and abandonment of our old business plan).  At December 31, 2004 we had negative working capital of $14,343 and at December 31, 2003 we had negative working capital of $7,577.  We expect small net losses and negative cash flows to continue for the immediate future as we determine the best path to follow in implementing our new business plan.  We have total assets of $100 as of December 31, 2004.

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

None.

1

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our registration statement on Form SB-2 became effective on August 6, 2002.  We have not yet applied to have our stock listed on a public market.  After determining a path to implement our new business plan, management intends to apply for listing on the Nasdaq OTC Bulletin Board in 2005.

SECURITY HOLDERS

At December 31, 2004 there were 2,570,000 shares of our common stock outstanding, which were held by 47 shareholders of record.  The registration of shares by selling shareholders is discussed in detail in our prospectus which you may view at www.sec.gov or which you may request from the Company.  We are authorized to issue up to 50 million shares of common stock with a par value of $0.001.  Our stock has the following characteristics:

 (i)

Voting Rights – Each of our shareholders of common stock is entitled to one vote for each share held of record on all matters submitted to the vote of stockholders, including the election of directors.  All voting is noncumulative, which means that the holders of fifty percent (50%) of the shares voting for the election of the directors can elect all the directors.  The Board of Directors may issue shares of previously authorized but unissued stock for consideration  without stockholder action.

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

As of December 31, 2004, we had cash reserves of $100 and no other liquid assets or resources.  Our liabilities consisted primarily of accounts payable totaling $14,443.  Because the Company has no working capital, current operating costs are being met by Goldbridge Capital LLC.  If we do not raise sufficient capital in the next twelve months, we may not be able to successfully implement our new business plan.  For the foreseeable future, we will continue to depend upon shareholder loans or investment to fund operations.

We incurred a loss of $6,766 during the year ended December 31, 2004, and we recognized income of $257,815 during the year ended December 31, 2003.  The 2003 income includes $284,398 of net book income related to the forgiveness of debt by our Chairman in exchange for the assets related to our old business plan, which collateralized our note to him.  The loss per share in 2004 was less than $0.01; the income per share for 2003 was $0.10.

If we are unable to procure funding we may not be able to implement our new business plan and may not be able to continue as a going concern.

Plan of Operations

Our current operating expenses are very limited because we do not have any paid employees and very limited operating overhead.  Our current expenditure demands primarily relate to maintaining our public reporting requirements.  Presently, we are dependent upon shareholder loans, if and when available, to pay expenses.  We currently have a shareholder commitment from Mr. Gilchrist, our CEO to fund expenses up to $15,000 in the next twelve months as necessary to cover our basic costs of operations.  These resources will not be sufficient to cover our expected costs to implement a new business plan and we will need to raise capital in the next twelve months in order to implement a business plan.  We expect to seek financing through one or more of the following:

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

We will have to succeed in debt or equity financing activities in the months ahead in order to implement our new business plan.  While the shareholder commitment discussed above is sufficient to allow us to maintain minimum operations for the next twelve months, if we do not raise additional funding soon, it is unlikely that we will remain in business.  Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until then, we intend to rely upon our shareholder and other external sources for liquidity, if any.

Liquidity and Capital Resources

As of December 31, 2004, we had total assets of $100 and $14,443 in current liabilities.  As of December 31, 2003 we had total assets of $64 and $7,641 in current liabilities.  We had a net loss of $6,766 for the year ended December 31, 2004, and net income of $257,815 for the year ended December 31, 2003.  Cash flow from operating activities for the years ended December 31, 2004 and 2003 were $36 and $30, respectively.

As of December 31, 2004 we do not have significant financial commitments or capital requirements we must meet to continue operations, other than $14,443 in accounts payable.  Our current expenditure demands primarily relate to maintaining our public reporting requirements.  We will need cash to implement our new business plan but these are not current, fixed obligations.

We will have to succeed in our financing activities in the year ahead in order to implement a new business plan.  Our working capital requirements and cash flow from operations are expected to vary from quarter to quarter, depending on the success of marketing activities, operating expenses, capital expenditures and other factors.  We will need to raise substantial additional capital in order to succeed and to continue in business.  Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until then, we intend to rely upon one of our shareholder and other external sources for liquidity, if any.  As of December 31, 2004, our sources of external and internal financing are limited.  Our primary source of capital is currently our founding shareholder, Jonathan Gilchrist and a limited number of accredited investors.

While the shareholder commitment discussed above is sufficient to allow us to maintain minimum operations for the next twelve months, if we do not raise additional funding during the next twelve months, it is unlikely that our Company will be able to survive.  It is essential to our success that we raise the capital necessary to implement our new business strategy.

Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we do not have significant cash or other material liquid assets, nor do we have an established source of revenue sufficient to cover our operating costs and to allow us to continue as a going concern.  We may, in the future, experience significant fluctuations in our results of operations.   We will be required to obtain additional debt and equity financing or our illiquidity could suppress the value and price of our shares if and when a market for those shares becomes available.  However, our future offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficient to fund operations and meet the needs of our business plan.  Our current working capital is not sufficient to cover expected cash requirements for 2005 or to bring us to a positive cash flow position.  It is possible that we will never become profitable and will not be able to continue as a going concern.

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

1

Item 7. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of

Cyber Law Reporter, Inc. (A Development Stage Company)

Houston, Texas

We have audited the accompanying balance sheets of Cyber Law Reporter, Inc. (A Development Stage Company) as of December 31, 2004 and 2003, and the related statements of operations, changes in shareholders’ (deficit) equity and cash flows for the years then ended and the period March 2, 2000 (date of inception) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyber Law Reporter, Inc. (A Development Stage Company) at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended and from March 2, 2000 (date of inception) through December 31, 2004 in conformity with generally accepted accounting principles in the United States.

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

As more fully discussed in the accompanying notes to the financial statements, the Company has entered into material agreements and contracts with related individuals and entities owned by related individuals that have resulted in material transactions and balances with these related parties.  The Company obtains substantially all of its funding from a related person and company. Prior to 2003, substantially  all of its assets and expenses were purchased  from such individuals and entities.

/S/ Harper & Pearson Company

Houston, Texas

April 8, 2005

1

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31,	December 31,
	2004	2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 100	$ 64

TOTAL CURRENT ASSETS	100	64

TOTAL ASSETS	$ 100	$ 64

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$ 2,546	$ 1,000
Accounts payable - related parties	11,897	6,641

TOTAL CURRENT LIABILITIES	14,443	7,641

SHAREHOLDERS' (DEFICIT) EQUITY
Common stock $0.001 par value, 50,000,000 shares authorized; 2,570,000 shares issued and outstanding	2,570	2,570
Additional paid-in capital	206,474	206,474
Deficit accumulated during the development stage	(223,387)	(216,621)

TOTAL SHAREHOLDERS' (DEFICIT) EQUITY	(14,343)	(7,577)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$ 100	$ 64

See accompanying notes.

1

CYBER LAW REPORTER, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004 AND 2003, AND

MARCH 2, 2000 THROUGH DECEMBER 31, 2004

	December 31,	December 31,	Inception
	2004	2003	To-date

REVENUES	$ -	$ 100	$ 100

EXPENSES
Accounting and legal services	5,595	5,300	20,806
General and administrative	1,171	120	5,966
Related party expenses (income):
… Management and consulting services	-	-	443,600
… Product planning	-	-	11,000
… Interest expense	-	21,263	26,513
… Forgiveness of debt, net of asset writeoff	-	(284,398)	(284,398)

	6,766	(257,715)	223,487

NET INCOME (LOSS)	$ (6,766)	$ 257,815	$ (223,387)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$ nil	$ 0.10	$ (0.09)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	2,570,000	2,570,000	2,460,995

See accompanying notes.

1

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003, 2002 AND 2001, AND

MARCH 2, 2000 THROUGH DECEMBER 31, 2000

	Common Stock Shares	Common Stock Amount	Receivable from Share-holders	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total

BALANCE, March 2, 2000	-	$ -	$ -	$ -	$ -	$ -

Issuance of common shares to founders	1,510,000	1,510	(1,510)	-	-	-
Issuance of common shares for services, prepaid expenses, equipment and software development	600,000	600	-	149,400	-	150,000
Collection on receivable	-	-	100	-	-	100
Sale of common shares	70,230	70	-	17,487	-	17,557
Net Loss	-	-	-	-	(165,083)	(165,083)

BALANCE, December 31, 2000	2,180,230	2,180	(1,410)	166,887	(165,083)	2,574

Issuance of common shares for services, equipment and software development	365,700	366	-	37,204	-	37,570
Sale of common shares	24,070	24	-	2,383	-	2,407
Collection on receivable	-	-	1,410	-	-	1,410
Net Loss	-	-	-	-	(210,602)	(210,602)

BALANCE, December 31, 2001	2,570,000	2,570	-	206,474	(375,685)	(166,641)

Net Loss	-	-	-	-	(98,751)	(98,751)

BALANCE, December 31, 2002	2,570,000	2,570	-	206,474	(474,436)	(265,392)

Net Income	-	-	-	-	257,815	257,815

BALANCE, December 31, 2003	2,570,000	2,570	-	206,474	(216,621)	(7,577)

Net Loss	-	-	-	-	(6,766)	(6,766)

BALANCE, December 31, 2004	2,570,000	$ 2,570	$ -	$ 206,474	$ (223,387)	$ (14,343)

See accompanying notes.

1

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004 AND 2003, AND

MARCH 2, 2000 THROUGH DECEMBER 31, 2004

December 31,	December 31,	Inception
2004	2003	To-date

CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (6,766)	$ 257,815	$ (223,387)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Note and accrual payable to shareholder	-	(425,250)	0
Writeoff of assets	-	162,115	162,115
Common stock issued for services	-	-	37,570
Changes in Operating Assets and Liabilities:
Accounts payable	6,802	5,350	14,443

Net Cash Provided(Used) by Operating Activities	36	30	(9,259)

CASH FLOW FROM INVESTING ACTIVITIES
Software development	-	-	(12,115)

Net Cash Used by Investing Activities	-	-	(12,115)

CASH FLOW FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	21,474

Net Cash Provided by Financing Activities	-	-	21,474

NET INCR(DECR) IN CASH AND CASH EQUIVALENTS	36	30	100

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	64	34	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 100	$ 64	$ 100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

Non cash activities:
Common stock issued to IBF for:
… services (shown above)	$ -	$ -	$ 11,000
… software development	$ -	$ -	$ 109,000
… equipment	$ -	$ -	$ 5,000
Common stock for services (shown above)	$ -	$ -	$ 26,570
Common stock for equipment	$ -	$ -	$ 11,000
Common stock for software development	$ -	$ -	$ 25,000
Equipment depreciation for software development	$ -	$ 2,667	$ 16,000

See accompanying notes.

1

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

CONDITIONS AFFECTING ONGOING OPERATIONS – As of December 31, 2004, the Company had not commenced commercial operations, is a development stage enterprise, and has devoted substantially all of its efforts to product development, financial planning, raising capital and identifying business opportunities.  The Company is subject to the risks associated with development stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets.  Without additional funding, the Company will be unable to complete its development and commence operations.  The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to grow through merger and acquisition opportunities.  However, the Company is currently dependent upon external or shareholder debt and equity financing to continue its current level of activities.  The Company's internally generated cash flows have historically been and continue to be insufficient for the Company's cash needs.  For the present and foreseeable future the Company will be required to obtain additional debt or equity financing to remain in business.  New debt or equity capital may contain provisions that could suppress future stock prices further, or cause significant dilution to current shareholders and increase the cost of doing business.  In the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.  Because the Company has no working capital, current operating costs are being met by Goldbridge Capital LLC, a company related by common ownership.

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

EQUIPMENT – Equipment was carried at original cost or adjusted net realizable value, as applicable.  On December 31, 2003 the Company abandoned its original business plan and exchanged the equipment and other assets related to the original business plan in return for forgiveness of its debt owed to its Chairman and CEO.  See Note C below.

FINANCIAL INSTRUMENTS – FAIR VALUE – the carrying values of the Company’s financial instruments, which include cash and cash equivalents, accounts payable and debt, approximate their respective fair values.

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

INCOME TAXES – The Company has had losses since inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2004 and 2003, the Company estimates an accumulated net operating loss (“NOL”) carryforward of approximately $223,000 and $217,000, respectively, resulting in a deferred tax asset of approximately $76,000 and $74,000, respectively.  These carryforwards begin to expire in 2020.  Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities and the uncertainty that the Company will ever achieve profitability, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.  A valuation allowance has been established to fully offset the deferred tax assets.

INCOME (LOSS) PER SHARE – Income (loss) per share has been calculated using the weighted average number of shares outstanding for the periods shown.

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

With the abandonment of its old business plan, the Company realized value in excess of the full book value of its software and hardware related to its current business plan from the forgiveness of debt owed to its Chairman.  See Note C below.  The Company has no remaining long-lived assets as of December 31, 2004 or 2003.

NEW ACCOUNTING PRONOUNCEMENTS – In December 2002, the FASB issued SFAS 148, "Accounting for Stock-based Compensation and Disclosure - an amendment of FASB Statement No.123" (FAS 148). This statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative transition methods for a voluntary change to fair value accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  With no options or warrants issued, this accounting pronouncement causes no material impact on the financial position or operations of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. With no options or warrants issued, this accounting pronouncement causes no material impact on the financial position or operations of the Company.

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

NOTE C - NOTE AND ACCRUAL PAYABLE TO SHAREHOLDER

Pursuant to a Management Agreement dated March 2, 2000 and amended August 31, 2002, the Company owed its primary founder, Chairman and CEO, $425,250 as of December 31, 2002, under a promissory note payable on demand for management fees due for services rendered to the Company.  The August 2002 amendment ended the accrual of $15,000 per month in additional fees as of July 1, 2002 and established the accrual of interest beginning on October 1, 2002, at the rate of 5% per year paid annually on October 1.  The note was collateralized with the assets of the Company associated with our online legal services business plan.  During 2003 interest of $21,263 accrued on the note.  On December 31, 2003 the Company abandoned its original business plan and exchanged all assets related to the original business plan in return for forgiveness of its debt and accrued interest owed to its primary founder, Chairman and CEO.

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

On April 26, 2001 the Company issued 100,000 shares of common stock to Mr. Tommy Waldrop for equipment purchased for the Company by PG Technology.  PG Technology is primarily owned by Mr. Tommy Waldrop, who, at the time, was also a Director of the Company and the Company’s Chief Technology Officer.  The shares were valued at $11,000 based on the equipment cost.

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

Item 8B. Other Information.

None.

1

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth certain information regarding the members of our board of directors and its executive officers:

Name

Age

Position

Jonathan C. Gilchrist

53

Chairman and Chief Executive Officer
William Carmichael

49

Director and Secretary
James Carroll

48

Acting Principal Accounting Officer

Our directors hold office until the next annual meeting of our shareholders or until their successors are duly elected and qualified.  Our executive officers serve at the pleasure of the Board of Directors.

Each of our officers, including our CEO, devotes only a part of his time to the management of Cyber Law Reporter.  For example, our Chairman and CEO is also the Chairman and CEO of The Internet Business Factory, Inc., an Internet incubator company.  In addition, he works as a member of Goldbridge Capital in Houston, Texas.  He has 10-15 hours per week available to manage Cyber Law Reporter and can make additional time available if the need for that time arises as we grow.   Our Secretary, Mr. Carmichael works for a technology company in Tennessee.  He also has 10-15 hours available for Cyber Law Reporter and will be available to devote additional time to our business as our funding increases.   Mr. Carroll, serving as the Acting Principal Accounting Officer, devotes only a nominal amount of time to the Company, since we are not an operating company and have very few financial transactions.  Because each member of our management team has other business obligations, they may not spend as much time as needed on our business in order to maximize its success.  When competing demands on their time arise, we cannot insure that the needs of our Company will have priority over the other demands placed upon the management team’s time.

The precise percentage of time each member of the management team will spend on our business will vary depending on factors related to our implementation of a new business plan.  As we grow and become more profitable we expect to hire staff which will require greater time from management.   In addition, we expect to hire management personnel as funds become available and to obtain key personnel if and when we make successful acquisitions.

Set forth below is a summary description of the principal occupation and business experience of each of our directors and executive officers for at least the last five years.

Jonathan C. Gilchrist – Mr. Gilchrist is our primary founder and has served as our Chairman, Chief Executive Officer and Director since March 2, 2000.   Prior to our incorporation, Mr. Gilchrist held various offices with iExalt, Inc., (OTCBB: IXLT), a publishing and information company, where he served from January 1999 through December 2000.  Mr. Gilchrist served at different times as a Director, Chief Operating Officer, Secretary, Executive Vice President and General Counsel of iExalt.    In 1999 Mr. Gilchrist founded The Internet Business Factory, Inc., a Nevada corporation and serves as its Chairman and Chief Executive Officer.  >From 1997 to 1999 Mr. Gilchrist served as President of The American Law Network, LLC, a legal information and directory Internet site which he helped found in November 1997.  The American Law Network ceased operations in 1998.  From 1994 to 1997, Mr. Gilchrist worked as an attorney for the law firm of Orgain, Bell & Tucker, LLP, in Beaumont, Texas.  He is a graduate of the University of Alabama School of Law and worked as an attorney for Exxon Company, USA from 1990 to 1993.  He is also the CEO of American Enterprise Development Corporation, (OTCBB: AEND), a company originally started by The Internet Business Factory.  He is also a co-founder and principal of Goldbridge Capital, LLC, which is an investor and underwriter for Rule 415 offerings.

William Carmichael – Mr. Carmichael has served as our Secretary in 2004, as our Chief Operating Officer through 2003, and as a Director since March 2, 2000. Mr. Carmichael brings with him a small business management and Internet development background.  In 1999 he founded The American Song and Book Company, Inc., d/b/a/ MannaBeach.com, which is an Internet e-commerce business where he served as Chairman and CEO.  In 1999 Mr. Carmichael served for a short time as the Director of Marketing for iExalt, Inc. before founding MannaBeach.  >From 1996 through 1999 Mr. Carmichael worked in the sales and marketing division for TechQuip, a Houston based technical equipment retailer and, from 1990 to 1995, managed his own construction business.  For the last three years he has been the marketing representative in Tennessee for Lapp USA, a major electronic component manufacturer.

James Carroll – Mr. Carroll has served as our Acting Principal Accounting Officer since April 2004.  He is the President and co-founder of Goldbridge Capital LLC.  He has served in that capacity from 2000 to the present.  He holds a Master of Accounting degree from Rice University and is a licensed Texas CPA.  Mr. Carroll was the Chief Financial Officer at iExalt (OTCBB: IXLT) for most of 2000.  He founded the Bright Hawk Energy Group in 1995 and prior thereto he was the chief financial officer for Quintana Petroleum Corporation, a large privately held firm.  He has been an Adjunct Assistant Professor in the Jones Graduate Business School at Rice University and is a Certified Management Accountant (CMA).

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

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer and acting principal accounting officer or persons performing similar functions (as well as our other employees, if any, and directors).  The Company undertakes to provide any person without charge, upon request, a copy of such code of ethics.  Requests may be directed to Cyber Law Reporter, Inc., 1207 Wisterwood, Houston, Texas 77043, attention Jonathan C. Gilchrist, or by calling (713) 249-1428.

Item 10. Executive Compensation.

Our directors have not been provided cash compensation for their services as directors; however, upon our inception, we issued 650,000 shares of our common stock to Mr. Gilchrist at par value ($650), 100,000 shares of our common stock to Mr. Carmichael at par value ($100), and 100,000 shares of our common stock to Mr. Carroll at par value ($100).  In addition, we issued 200,000 shares to Dr. Kwok-Bun Yue, who was our EVP of Software Engineering during 2000 and 2001 as founders stock issued at par value ($200).   On April 26, 2001 we issued 20,000 shares to Ms. Kay Berry (who served as our Principal Accounting Officer for 2001-2003) for her services, valued at $2,000 or $0.10 per share.  At inception, we entered into a Management Agreement contract with Mr. Gilchrist in order to retain his services as a consultant and member of our management team.  As a lawyer and the progenitor of our business plan and strategy we felt it was in the best interest of the Company to retain his services on an ongoing basis.  We agreed to pay him a monthly stipend of $15,000 per month, which we have been unable to pay in cash.  Our contract with Mr. Gilchrist called for us to accrue the amount owed under this agreement as a debt owed to Mr. Gilchrist.  >From March 2000 through June 30, 2002 we had accumulated debt owed to Mr. Gilchrist in the amount of $420,000.  On August 31, 2002, the agreement was amended to end the monthly $15,000 accrual effective July 1, 2002, and to begin accruing interest on the unpaid balance on October 1, 2002, at the annual rate of 5%.  As of December 31, 2002 the total amount owed under this agreement was $425,250.  The note was collateralized with all of our assets related to our Internet/legal services business plan. As of December 31, 2003, the Board reached agreement with Mr.Gilchrist for him to forgive the debt owed to him in exchange for the our assets and intellectual property related to the old business plan.  This resulted in his forgiveness of $446,513 (including interest accrued during 2003) in exchange for our assets (capitalized software development costs, equipment, and intellectual property) with a book value of $162,115, producing net book income for the Company on the debt forgiveness, net of assets exchanged, of $284,398.  No cash compensation had been paid to any officer as of December 31, 2004.

Name and principal position /	Year /	Annual Compensation /	All other compensation

		Salary	Bonus	Other
(a)	(b)	(c)	(d)	(e)	(i)
Jonathan Gilchrist, CEO	2000 2001 2002 2003 2004	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	$150,000(1) $180,000(1) $95,250(1) $21,263(1) -0-	-0- -0- -0- -0- -0-
William Carmichael, COO COO COO COO Secretary	2000 2001 2002 2003 2004	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-
Tommy Waldrop, CTO	2000 2001 2002 2003	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-
Kay Berry, Principal Accounting Officer	2001 2002 2003	-0- -0- -0-	-0- -0- -0-	$2,000(2) -0- -0-	-0- -0- -0-
James Carroll, Acting Principal Accounting Officer	2004	-0-	-0-	-0-	-0-

1.

These amounts were owed to Mr. Gilchrist under our Services Agreement with him, but were not paid.  Instead, we issued a promissory note for the amounts owed, collateralized by our assets relating to our Internet/legal services business plan.  On December 31, 2003, the total amount owed ($446,513) was forgiven in exchange for all of our assets related to the old business plan (book value $162,115).

2.

20,000 shares of common stock, issued with an estimated value of $0.10 per share (price at which shares were sold for cash later in 2001).

Stock Option Plans

We do not have any long-term compensation plans or stock option plans.

Employment Agreements

None

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of the shares of our common stock as of the close of business on December 31, 2004 of each person known by us to own beneficially five percent or more of our common stock and of each of our directors and our officers and directors as a group. For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13(d)-3 of the Securities Exchange Act of 1934, under which a person is considered to be a beneficial owner of a security if such person has or shares the power to vote or to direct the voting of the security or the power to dispose or to direct the disposition of the security, or if that person has the right to acquire beneficial ownership of that security within 60 days through the exercise of any option, warrant or conversion of a security.

1

1

NAME	TOTAL SHARES OF COMMON STOCK BENEFICIALLY OWNED	PERCENTAGE OF CLASS

Jonathan Gilchrist(1) 1240 Blalock Road, Suite 150, Houston, Texas. 77055	1,189,160	46%
William Carmichael(2) 100 Colonial Way Hohenwald, TN 38462	100,000	4%
LSHDI.com, Inc.(3) 6524 San Felipe, Suite 252, Houston, Texas 77057	250,000	10%
Ben Roberts(3) 1240 Blalock Rd, Ste. 150 Houston, Texas 77055	251,000	10%
Goldbridge Capital, LLC(4) 1240 Blalock Road, Suite 150, Houston, Texas.	200,000	8%
Internet Business Factory(5) 6524 San Felipe, Ste. 252 Houston, Texas 77057	938,930	14%
James W. Carroll (4) 1240 Blalock Rd., Ste 150, Houston, Texas	300,000	12%
Kwok Bun Yue(6) 2700 Bay Area Boulevard Delta 169 Houston, Texas 77058	200,000	8%
All officers and directors as a group (3 persons)	1,389,160	54%

(1)

Jonathan Gilchrist, our Chief Executive Officer and Chairman, directly owns 50,230 shares of our common stock. Mr. Gilchrist is also a principal of Goldbridge Capital LLC and has shared voting control of 200,000 shares of common stock owned by Goldbridge. Mr. Gilchrist also holds shared voting control over 938,930 shares of common stock issued to The Internet Business Factory, Inc. ("IBF"), a Nevada corporation, which served as our Internet incubator.  Mr. Gilchrist is the founder and Chief Executive Officer, a director and a major shareholder.  He is also on the board of directors of LSHDI.com, Inc., which owns 250,000 shares of common stock, but Mr. Ben Roberts is the natural person having voting control over the shares owned by LSHDI.com.

(2)

Mr. Carmichael is our Chief Operating Officer and is a member of our board of directors.

(3) LSHDI.com, Inc., is a Texas corporation having its principal place of business at 6524 San Felipe, Suite 252, Houston, Texas 77057.  It is a 501(c)(3) non-profit organization.   Ben Roberts, its executive director, is the natural person having voting control over the shares owned by LSHDI.com.  Mr. Roberts owns 1,000 shares personally.

(4) Goldbridge Capital, LLC, is a Texas limited liability company.  Mr. James W. Carroll serves as President of Goldbridge Capital and exercises investment control of the LLC.  Jonathan Gilchrist is also a principal of Goldbridge Capital, LLC and holds 37.5 percent of the voting control for Goldbridge Capital. The shares held by Mr. Carroll include 200,000 shares owned by Goldbridge Capital.

(5) The Internet Business Factory, Inc. is a Nevada corporation.  Jonathan Gilchrist is its founder and President.  His duties at The Internet Business Factory include voting our shares on any matter submitted to the shareholders for a vote.  He owns 46.7% of The Internet Business Factory, Inc.

(6) Kwok-Bun Yue was our EVP of Software Engineering.

Item 12. Certain Relationships and Related Transactions.

The following are brief descriptions of transactions during the period covered by this report between us and any of our directors, executive officers or shareholders known to us to own beneficially more than 5% of our shares, or any member of the immediate family of any of those persons, or other entities in which such persons beneficially own more than 5%:

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

Item 14. Principal Accountant Fees and Services.

Harper & Pearson Company serves as our independent public auditors.  The following fees were incurred by Harper & Pearson Company for services rendered during the years ended December 31, 2004 and 2003:

Audit Fees:  $5,595 and $5,300 for 2004 and 2003, respectively, for services rendered for the audit of our financial statements and review of the financial statements included in our Forms 10-KSB and 10-QSB.

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
Date: April 14, 2005

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By ___ //s// William Carmichael, Director_____
Date: April 14, 2005

By _____ //s// James Carroll, Acting Principal Accounting Officer__
Date: April 14, 2005

1