Form 10QSB
period 2005-03-31
CYBER LAW REPORTER INC
filed 2005-05-23
CIK 1136868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,570,000 as of May 16, 2005.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

7

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 100	$ 100

TOTAL CURRENT ASSETS	100	100

TOTAL ASSETS	$ 100	$ 100

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$ 3,088	$ 2,546
Accounts payable - related parties	14,443	11,897

TOTAL CURRENT LIABILITIES	17,531	14,443

SHAREHOLDERS' (DEFICIT) EQUITY
Common stock $0.001 par value, 50,000,000 shares authorized; 2,570,000 shares issued and outstanding	2,570	2,570
Additional paid-in capital	206,474	206,474
Deficit accumulated during the development stage	(226,475)	(223,387)

TOTAL SHAREHOLDERS' (DEFICIT) EQUITY	(17,431)	(14,343)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$ 100	$ 100

See accompanying notes.

7

CYBER LAW REPORTER, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	3 months	3 months	Inception
	ended	ended	To-date
	March 31,	March 31,	3/2/00-
	2005	2004	3/31/05

REVENUES	$ -	$ -	$ 100

EXPENSES
Accounting and legal services	2,578	2,006	23,384
General and administrative	510	30	6,476
Related party expenses (income):
… Management and consulting services	-	-	443,600
… Product planning	-	-	11,000
… Interest expense	-	-	26,513
… Forgiveness of debt, net of asset writeoff	-	-	(284,398)

	3,088	2,036	226,575

NET LOSS	$ (3,088)	$ (2,036)	$ (226,475)

BASIC AND DILUTED NET LOSS PER SHARE	$ nil	$ nil	$ (0.09)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	2,570,000	2,570,000	2,466,339

See accompanying notes.

7

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total

BALANCE, December 31, 2004	2,570,000	$ 2,570	$ 206,474	$ (223,387)	$ (14,343)

Net Loss	-	-	-	(3,088)	(3,088)

BALANCE, March 31, 2005	2,570,000	$ 2,570	$ 206,474	$ (226,475)	$ (17,431)

See accompanying notes.

7

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

3 months	3 months	Inception
ended	ended	To-date
March 31,	March 31,	3/2/00-
2005	2004	3/31/05

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$ (3,088)	$ (2,036)	$ (226,475)
Adjustments to reconcile net loss to net cash
used by operating activities:
Note and accrual payable to shareholder	-	-	0
Writeoff of assets	-	-	162,115
Common stock issued for services	-	-	37,570
Changes in Operating Assets and Liabilities:
Accounts payable	3,088	2,006	17,531

Net Cash Used by Operating Activities	-	(30)	(9,259)

CASH FLOW FROM INVESTING ACTIVITIES
Software development	-	-	(12,115)

Net Cash Used by Investing Activities	-	-	(12,115)

CASH FLOW FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	21,474

Net Cash Provided by Financing Activities	-	-	21,474

NET INCR(DECR) IN CASH AND CASH EQUIVALENTS	100	(30)	100

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	100	64	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 100	$ 34	$ 100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

Non cash activities:
Common stock issued to IBF for:
… services (shown above)	$ -	$ -	$ 11,000
… software development	$ -	$ -	$ 109,000
… equipment	$ -	$ -	$ 5,000
Common stock for services (shown above)	$ -	$ -	$ 26,570
Common stock for equipment	$ -	$ -	$ 11,000
Common stock for software development	$ -	$ -	$ 25,000
Equipment depreciation for software development	$ -	$ -	$ 16,000

See accompanying notes.

7

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005

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

Effective December 31, 2003, the Board of Directors determined that a change of business purpose is in the best interests of the shareholders and reached agreement with the Company’s Chairman and CEO for him to forgive the debt owed to him in exchange for the assets and intellectual property of the Company related to the old business plan.  See Note C below.  On April 15, 2005, the Company entered into a non-binding letter of intent for the purchase of certain oil and gas interests of Bright Hawk Energy, LLC.  See Note F below.

CONDITIONS AFFECTING ONGOING OPERATIONS – As of March 31, 2005, the Company had not commenced commercial operations, is a development stage enterprise, and has devoted substantially all of its efforts to product development, financial planning, raising capital and identifying business opportunities.  The Company is subject to the risks associated with development stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets.  Without additional funding, the Company will be unable to complete its development and commence operations.  The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to grow through merger and acquisition opportunities.  However, the Company is currently dependent upon external or shareholder debt and equity financing to continue its current level of activities.  The Company's internally generated cash flows have historically been and continue to be insufficient for the Company's cash needs.  For the present and foreseeable future the Company will be required to obtain additional debt or equity financing to remain in business.  New debt or equity capital may contain provisions that could suppress future stock prices further, or cause significant dilution to current shareholders and increase the cost of doing business.  In the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.  Because the Company has no working capital, current operating costs are being met by Goldbridge Capital LLC, a company related by common ownership.

On April 15, 2005 the Company received a financing commitment in the amount of $5 million from Goldbridge Capital, LLC to be provided under the provisions of Rule 415 as a Discretionary Drawdown Offering.  See Note F below.  Prior to being able to access this financing the Company must file a registration statement with the SEC registering the shares to be sold under Rule 415.  Prior to the registration of these shares, the SEC requires that a market exists for the Company’s shares.  Consequently an application has been submitted by a market maker for a listing on the over-the-counter bulletin board operated by the National Association of Securities Dealers, (“NASD”).  There can be no assurance that the NASD will approve the application nor that the SEC will approve the Company’s registration statement when filed, nor that any funds can be raised under the Discretionary Drawdown Offering after the registration is effective, if ever.

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

INTERIM RESULTS - The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations adopted by the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the financial statements and notes thereto included in the annual report on Form 10-KSB of the Company for the year ended December 31, 2004.

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

REVENUE RECOGNITION – With the abandonment of the Company’s old business plan, the Company has no current business to generate revenues.  If the Company successfully acquires oil and gas assets, it will recognize revenues as the oil and gas is produced and sold in compliance with SAB 101.

PRODUCT PLANNING EXPENSES – In accordance with generally accepted accounting principles, the planning stage costs incurred for the Company’s internal-use software and website had been expensed.  These costs included personnel charges and consulting fees for conceptual formulation and evaluation of alternatives of search and retrieval methodologies for electronic legal data.

INCOME TAXES – The Company has had losses since inception and, therefore, has not been subject to federal income taxes.  As of March 31, 2005 and December 31, 2004, the Company estimates an accumulated net operating loss (“NOL”) carryforward of approximately $226,000 and $223,000, respectively, resulting in a deferred tax asset of approximately $77,000 and $76,000, respectively.  These carryforwards begin to expire in 2020.  Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities and the uncertainty that the Company will ever achieve profitability, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.  A valuation allowance has been established to fully offset the deferred tax assets.

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

With the abandonment of its old business plan, the Company realized value in excess of the full book value of its software and hardware related to its current business plan from the forgiveness of debt owed to its Chairman.  See Note C below.  The Company has no remaining long-lived assets as of March 31, 2005 or December 31, 2004.

NOTE B - PROPERTY AND EQUIPMENT

Prior to abandoning its original business plan, the Company owned software for internal use that was under development and a computer server.  The server had been used for software development.  Other computers and office equipment used by the Company are owned by The Internet Business Factory, Inc., (IBF) and charges for such equipment were included in costs billed to the Company by IBF.  (At inception, the Company had entered into an agreement with IBF to provide support services, financing, software development, equipment, staff and incubation services for the development of its original business plan.  See Note D.)  The Company currently rents no office space, but has office space available through its primary founder, Chairman and CEO (Jonathan Gilchrist).  On December 31, 2003 the Company abandoned its original business plan and exchanged all assets related to the original business plan in return for forgiveness of its debt owed to its Chairman and CEO.  See Note C below.

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

NOTE D - RELATED PARTY TRANSACTIONS

In addition to the Management Agreement and the exchange of assets for the forgiveness of debt described in Note C and the agreements made on April 15, 2005 as described in Note F, the Company has entered into the following transactions with certain directors, executive officers, shareholders who own beneficially more than 5% of the Company’s shares, members of their immediate family of any of such persons, or any other entities in which such persons beneficially own more than 5%:

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

NOTE F – SUBSEQUENT EVENTS

On April 15, 2005, the Company entered into a non-binding letter of intent for the purchase of certain operating assets of Bright Hawk Energy, LLC.  Bright Hawk Energy LLC is owned by the Company’s Acting Principal Accounting Officer, Mr. Carroll.  The letter of intent calls for us to pay $500,000 for the assets, which consist of the Elliott Leases located in Shackelford County, Texas.  There are currently three wells on the property, two of which are producing and one of which is a disposal well.  The letter of intent calls for us to close this transaction on or before July 1, 2005.  Prior to the Closing certain conditions must be met.  These include the approval of the Company’s Board of Directors after a due diligence review of the assets to be acquired; the listing of the Company’s securities for trading on an over-the-counter market; and the acquisition of the capital necessary to pay for the assets at Closing.

Also, on April 15, 2005 the Company received a financing commitment in the amount of $5 million from Goldbridge Capital, LLC to be provided under the provisions of Rule 415 as a Discretionary Drawdown Offering.  The terms of this financing commitment will be set forth in greater detail in the definitive agreements that the Company intends to execute with Goldbridge Capital, including a detailed investment agreement, a registration rights agreement and a warrant agreement.  The Company’s President, Mr. Gilchrist, and its Acting Principal Accounting Officer, Mr. Carroll, are both principals of Goldbridge Capital LLC.  The Company expects to use the proceeds of this financing to fund its entry into the oil and gas industry.  Prior to being able to access this financing the Company must file a registration statement with the SEC registering the shares to be sold under Rule 415.  Prior to the registration of these shares, the SEC requires that a market exists for the Company’s shares.  Consequently an application has been submitted by a market maker for a listing on the over-the-counter bulletin board operated by the National Association of Securities Dealers, (“NASD”).  There can be no assurance that the NASD will approve the application nor that the SEC will approve the Company’s registration statement when filed, nor that any funds can be raised under the Discretionary Drawdown Offering after the registration is effective, if ever.

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

Effective December 31, 2003, the Board of Directors determined that a change of business purpose is in the best interests of the shareholders.  Subsequent to the close of the first quarter this year, on April 15, 2005, we entered into a non-binding letter of intent for the purchase of certain oil and gas producing assets of Bright Hawk Energy, LLC, an entity owned by our Acting Principal Accounting Officer.

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

As of March 31, 2005, we had cash reserves of $100 and no other liquid assets or resources.  Our liabilities consisted primarily of accounts payable totaling $17,531.  Because the Company has no working capital, current operating costs are being met by Goldbridge Capital LLC.  If we do not raise sufficient capital in the next twelve months, we may not be able to successfully implement our new business plan.  For the foreseeable future, we will continue to depend upon shareholder loans or investment to fund operations.

We incurred losses of $3,088 and $2,036 during the three months ended March 31, 2005 and 2004, respectively.  On a per share basis these losses were less than half a cent during the periods.

If we are unable to procure funding we may not be able to implement our new business plan and may not be able to continue as a going concern.

Plan of Operations

Our current operating expenses are very limited because we do not have any paid employees and very limited operating overhead.  Our current expenditure demands primarily relate to maintaining our public reporting requirements.  Presently, we are dependent upon shareholder loans, if and when available, to pay expenses.  We currently have a shareholder commitment from Mr. Gilchrist, our CEO to fund expenses up to $15,000 in the next twelve months as necessary to cover our basic costs of operations.  However, our non-binding letter of intent signed on April 15, 2005 calls for us to pay $500,000 for the oil and gas assets that we are attempting to acquire and to close by July 1, 2005.  Our current resources will not be sufficient to cover the costs to implement our new plan and we will need to raise capital in the next few months.  We expect to seek financing through one or more of the following:

1.	A private placement of common stock under Reg. D of the Securities Act;
2.	An Equity Line Financing;
3.	A merger with a better-funded company.

On April 15, 2005 we received a financing commitment in the amount of $5 million from Goldbridge Capital, LLC to be provided under the provisions of Rule 415 as a Discretionary Drawdown Offering.  Our President, Mr. Gilchrist, and our Acting Principal Accounting Officer, Mr. Carroll, are both principals of Goldbridge Capital.  We expect to use the proceeds of this financing to fund our entry into the oil and gas industry.  Prior to being able to access this financing we must file a registration statement with the SEC registering the shares that we will then have the option of putting to Goldbridge Capital under the terms of the Agreement.  Prior to the registration of shares to be issued under Rule 415, the SEC requires that we have a market for our shares. Consequently, a market maker has applied for a listing on the over-the-counter bulletin board operated by the National Association of Securities Dealers, (“NASD”).  There can be no assurance that the NASD will approve the application nor that the SEC will approve our registration statement when filed, nor that any funds can be raised under the Discretionary Drawdown Offering after the registration is effective, if ever.

The terms of this financing commitment will be set forth in greater detail in the definitive agreements that we will enter into with Goldbridge Capital including a detailed investment agreement; a registration rights agreement and a warrant agreement under which we expect to grant warrant rights to Goldbridge representing 10% of the shares we will register for issuance under Rule 415.  When the financing has been registered, we will be able to make a series of ‘puts’ to Goldbridge based upon the terms of the Investment Agreement from which we will receive 90% of the lesser of the volume weighted average of the ten lowest VWAP days or the volume weighted average of the ten lowest daily closing bid prices during a twenty day period following each put.  The financing commitment will be good for a term of two years from the effective date of our registration of the shares.

Other than the shareholder commitment described above and the Discretionary Drawdown Offering commitment, we have not entered into negotiations with any funding or financing source at this time and we do not know what terms would be available to us under any one of the other financing options.  Significant dilution could occur as the result of any future financing and this could reduce the value of our outstanding shares.  We cannot project the future level of dilution that may be experienced by investors as a result of our future financings but it could significantly affect the value of our shares.

We will have to succeed in debt or equity financing activities in the months ahead in order to implement the new business plan.  While the shareholder commitment discussed above is sufficient to allow us to maintain minimum operations for the next twelve months, if we do not raise additional debt or equity capital soon, it is unlikely that we will remain in business.   Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until then, we intend to rely upon our shareholder and other external sources for liquidity, if any.

Liquidity and Capital Resources

As of March 31, 2005, we had total assets of $100 and $17,531 in current liabilities.  As of December 31, 2004 we had total assets of $100 and $14,443 in current liabilities.  We incurred net losses of $3,088 and $2,036 for the three ended March 31, 2005 and 2004, respectively.  Cash flow from operating activities for the three months ended March 31, 2005 and 2004 were nil and negative $30, respectively.

As of March 31, 2005 we do not have significant financial commitments or capital requirements we must meet to continue operations, other than $17,531 in accounts payable.  Our current expenditure demands primarily relate to maintaining our public reporting requirements. However, our non-binding letter of intent to acquire oil and gas assets calls for us to pay $500,000 to close the acquisition by July 1, 2005.  We will need cash to implement this new business plan.

We will have to succeed in our financing activities in the year ahead in order to implement a new business plan.  Our working capital requirements and cash flow from operations are expected to vary from quarter to quarter, depending on the success of marketing activities, operating expenses, capital expenditures and other factors.  We will need to raise substantial additional capital in order to succeed and to continue in business.  Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until then, we intend to rely upon our shareholder commitment and other external sources for liquidity, if any.  As of March 31, 2005, our sources of external and internal financing are limited.  As discussed in our Plan of Operations, on April 15, 2005 we received a financing commitment in the amount of $5 million from Goldbridge Capital, LLC to be provided under the provisions of Rule 415, but there are several time-consuming steps, that are not assured of success, which must be completed before we could consider accessing this facility to raise capital.  Therefore, our primary source of capital currently continues to be our founding shareholder, Jonathan Gilchrist and a limited number of accredited investors.

While the shareholder commitment discussed above is sufficient to allow us to maintain minimum operations for the next twelve months, if we do not raise additional funding during the next twelve months, it is unlikely that our Company will be able to survive.  It is essential to the success of our planned acquisition that we raise the capital necessary to implement our new business strategy in the next few months.

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

(b)

Reports on Form 8-K during the period of this report

None

7

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyber Law Reporter, Inc. (Registrant)

By ___/s/ Jonathan C. Gilchrist, President______ (Signature and Title)

Date: May 23, 2005

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By ___/s/ James Carroll, Acting Principal Accounting Officer__ (Signature and Title)

Date: May 23, 2005

7