Form 10QSB
period 2005-06-30
CYBER LAW REPORTER INC
filed 2005-08-22
CIK 1136868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,570,000 as of August 22, 2005.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

3

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 100	$ 100

TOTAL CURRENT ASSETS	100	100

TOTAL ASSETS	$ 100	$ 100

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$ 3,913	$ 2,546
Accounts payable - related parties	15,347	11,897

TOTAL CURRENT LIABILITIES	19,260	14,443

SHAREHOLDERS' (DEFICIT) EQUITY
Common stock $0.001 par value, 50,000,000 shares authorized; 2,570,000 shares issued and outstanding	2,570	2,570
Additional paid-in capital	206,474	206,474
Deficit accumulated during the development stage	(228,204)	(223,387)

TOTAL SHAREHOLDERS' (DEFICIT) EQUITY	(19,160)	(14,343)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$ 100	$ 100

See accompanying notes.

3

CYBER LAW REPORTER, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	3 months	3 months	6 months	6 months	Inception
	ended	ended	ended	ended	To-date
	June 30,	June 30,	June 30,	June 30,	3/2/00-
	2005	2004	2005	2004	6/30/05

REVENUES	$ -	$ -	$ -	$ -	$ 100

EXPENSES
Accounting and legal services	1,335	1,155	3,913	3,161	24,719
General and administrative	394	30	904	60	6,870
Related party (income) expenses:
… Management and consulting services	-	-	-	-	443,600
… Product planning	-	-	-	-	11,000
… Interest expense	-	-	-	-	26,513
… Forgiveness of debt, net of asset writeoff	-	-	-	-	(284,398)

	1,729	1,185	4,817	3,221	228,304

NET LOSS	$ (1,729)	$ (1,185)	$ (4,817)	$ (3,221)	$(228,204)

BASIC AND DILUTED NET LOSS PER SHARE	$ nil	$ nil	$ nil	$ nil	$ (0.09)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	2,570,000	2,570,000	2,570,000	2,570,000	2,471,184

See accompanying notes.

3

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total

BALANCE, December 31, 2004	2,570,000	$ 2,570	$ 206,474	$ (223,387)	$ (14,343)

Net Loss	-	-	-	(4,817)	(4,817)

BALANCE, June 30, 2005	2,570,000	$ 2,570	$ 206,474	$ (228,204)	$ (19,160)

See accompanying notes.

3

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

6 months	6 months	Inception
ended	ended	To-date
June 30,	June 30,	3/2/00-
2005	2004	6/30/05

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$ (4,817)	$ (3,221)	$ (228,204)
Adjustments to reconcile net loss to net cash
used by operating activities:
Note and accrual payable to shareholder	-	-	0
Writeoff of assets	-	-	162,115
Common stock issued for services	-	-	37,570
Changes in Operating Assets and Liabilities:
Accounts payable	1,367	2,161	3,913
Accounts payable – related parties	3,450	1,096	15,347

Net Cash Used by Operating Activities	-	36	(9,259)

CASH FLOW FROM INVESTING ACTIVITIES
Software development	-	-	(12,115)

Net Cash Used by Investing Activities	-	-	(12,115)

CASH FLOW FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	21,474

Net Cash Provided by Financing Activities	-	-	21,474

NET INCR(DECR) IN CASH AND CASH EQUIVALENTS	-	36	100

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	100	64	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 100	$ 100	$ 100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

Non cash activities:
Common stock issued to IBF for:
… services (shown above)	$ -	$ -	$ 11,000
… software development	$ -	$ -	$ 109,000
… equipment	$ -	$ -	$ 5,000
Common stock for services (shown above)	$ -	$ -	$ 26,570
Common stock for equipment	$ -	$ -	$ 11,000
Common stock for software development	$ -	$ -	$ 25,000
Equipment depreciation for software development	$ -	$ -	$ 16,000

See accompanying notes.

3

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

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

Effective December 31, 2003, the Board of Directors determined that a change of business purpose is in the best interests of the shareholders and reached agreement with the Company’s Chairman and CEO for him to forgive the debt owed to him in exchange for the assets and intellectual property of the Company related to the old business plan.  See Note C below.  On April 15, 2005, the Company entered into a non-binding letter of intent for the purchase of certain oil and gas interests of Bright Hawk Energy, LLC, which expired July 1, 2005.  See Note F below.  The Company is currently seeking new opportunities for property or company acquisitions in the oil and gas or other industries.

CONDITIONS AFFECTING ONGOING OPERATIONS – As of June 30, 2005, the Company had not commenced commercial operations, is a development stage enterprise, and has devoted substantially all of its efforts to product development, financial planning, raising capital and identifying business opportunities.  The Company is subject to the risks associated with development stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets.  Without additional funding, the Company will be unable to complete its development phase and commence operations.  The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to grow through merger and acquisition opportunities.  However, the Company is currently dependent upon external or shareholder debt and equity financing to continue its current level of activities.  The Company's internally generated cash flows have historically been and continue to be insufficient for the Company's cash needs.  For the present and foreseeable future the Company will be required to obtain additional debt or equity financing to remain in business.  New debt or equity capital may contain provisions that could suppress future stock prices further, or cause significant dilution to current shareholders and increase the cost of doing business.  In the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.  Because the Company has no working capital, current operating costs are being met by Goldbridge Capital LLC, a company related by common ownership.

On April 15, 2005 the Company received a financing commitment in the amount of $5 million from Goldbridge Capital, LLC to be provided under the provisions of Rule 415 as a Discretionary Drawdown Offering.  See Note F below.  Prior to being able to access this financing the Company must file a registration statement with the SEC registering the shares to be sold under Rule 415.  Prior to the registration of these shares, the SEC requires that a market exists for the Company’s shares.  Consequently an application was submitted by a market maker for a listing on the over-the-counter bulletin board operated by the National Association of Securities Dealers, (“NASD”).  The NASD approved the application, and the Company became listed on August 4, 2005 on the over-the-counter bulletin board under the symbol CYLW.  However, there can be no assurance that the SEC will approve the Company’s registration statement when filed, nor that any funds can be raised under the Discretionary Drawdown Offering after the registration is effective, if ever.

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

INTERIM RESULTS - The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations adopted by the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the financial statements and notes thereto included in the annual report on Form 10-KSB of the Company for the year ended December 31, 2004.

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

INCOME TAXES – The Company has had losses since inception and, therefore, has not been subject to federal income taxes.  As of June 30, 2005 and December 31, 2004, the Company estimates an accumulated net operating loss (“NOL”) carryforward of approximately $228,000 and $223,000, respectively, resulting in a deferred tax asset of approximately $78,000 and $76,000, respectively.  These carryforwards begin to expire in 2020.  Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities and the uncertainty that the Company will ever achieve profitability, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.  A valuation allowance has been established to fully offset the deferred tax assets.

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

With the abandonment of its old business plan, the Company realized value in excess of the full book value of its software and hardware related to its current business plan from the forgiveness of debt owed to its Chairman.  See Note C below.  The Company has no remaining long-lived assets as of June 30, 2005 or December 31, 2004.

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

At inception, the Company entered into a Management Contract and Business Services Agreement with The Internet Business Factory, Inc. (IBF) to provide support services, financing, software development, equipment, staff and incubation services for the development of its business plan.  The Company’s primary founder, CEO and Chairman of the Board is also the founder and CEO of IBF.  He is the beneficial owner of over 10% of the Company’s equity and a controlling shareholder of IBF as well.  The Company issued 500,000 shares valued at $0.25 per share to IBF at inception for services to be provided.  These shares were fully vested and non-forfeitable when issued.  Billings for services, equipment payments, and overhead totaling $106,844 were rendered in 2000 and $18,156 in 2001.  IBF has supplied personnel for the Company including management, marketing and product development staff.  In addition, it has provided or paid for Web development, Web hosting, bandwidth and other development expenses incurred.  There have been no charges from IBF since 2002.

NOTE E - SHAREHOLDERS’ EQUITY

All shares of common stock issued by the Company were fully vested and non-forfeitable when issued.  The Company has never issued any options, warrants or other classes of stock.

NOTE F – RECENT DEVELOPMENTS

On April 15, 2005, the Company entered into a non-binding letter of intent for the purchase of certain operating assets of Bright Hawk Energy, LLC.  Bright Hawk Energy LLC is owned by the Company’s Acting Principal Accounting Officer, Mr. Carroll.  The letter of intent called for us to pay $500,000 for the assets, which consist of the Elliott Leases located in Shackelford County, Texas.  There are currently three wells on the property, two of which are producing and one of which is a disposal well.  The letter of intent called for us to close this transaction on or before July 1, 2005.  The letter of intent has expired since the conditions to closing, including the listing of the Company’s stock on an over-the-counter market, were not met before the letter’s expiration date.  The Company is currently seeking new opportunities for property or company acquisitions in the oil and gas or other industries.

Also, on April 15, 2005 the Company received a financing commitment in the amount of $5 million from Goldbridge Capital, LLC to be provided under the provisions of Rule 415 as a Discretionary Drawdown Offering.  The Company’s President, Mr. Gilchrist, and its Acting Principal Accounting Officer, Mr. Carroll, are both principals of Goldbridge Capital LLC.  The terms of this financing commitment will be set forth in greater detail in the definitive agreements that the Company intends to execute with Goldbridge Capital, including a detailed investment agreement, a registration rights agreement and a warrant agreement.  The SEC considers this type of offering as an “indirect primary offering” under SEC regulation 17 CFR 230.415.  After the financing has been registered, the Company may be able to sell new shares by making ‘puts’ to Goldbridge from time to time based upon the terms of the Investment Agreement from which it may receive 90% of the lesser of the volume weighted average price (“VWAP”) of the ten lowest VWAP days or the volume weighted average of the ten lowest daily closing bid prices during a twenty day period following each put.  The size of a put is limited by the amount of trading volume in the Company’s stock at the time.  The financing commitment may be good for a term of two years from the effective date of the registration of the shares.  The Company expects to use the proceeds of this financing to fund the implementation of its business plan.  Prior to being able to access this financing the Company must file a registration statement with the SEC registering the shares to be sold under Rule 415.  Prior to the registration of these shares, the SEC requires that a market exists for the Company’s shares.  Consequently an application was submitted by a market maker for a listing on the over-the-counter bulletin board operated by the National Association of Securities Dealers, (“NASD”).  The NASD approved the application, and the company became listed on August 4, 2005 on the over-the-counter bulletin board under the symbol CYLW.  However, there can be no assurance that the SEC will approve the Company’s registration statement when filed, nor that any funds can be raised under the Discretionary Drawdown Offering after the registration is effective, if ever.

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

Effective December 31, 2003, the Board of Directors determined that a change of business purpose is in the best interests of the shareholders.  On April 15, 2005, we entered into a non-binding letter of intent for the purchase of certain oil and gas producing assets of Bright Hawk Energy, LLC, an entity owned by our Acting Principal Accounting Officer.  Our letter of intent expired July 1, 2005, but we are currently seeking new opportunities for property or company acquisitions in the oil and gas or other industries.

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

As of June 30, 2005, we had cash reserves of $100 and no other liquid assets or resources.  Our liabilities consisted of accounts payable totaling $19,260.  Because the Company has no working capital, current operating costs are being met by Goldbridge Capital LLC.  If we do not raise sufficient capital in the next twelve months, we may not be able to successfully implement our new business plan.  For the foreseeable future, we will continue to depend upon shareholder loans or investment to fund operations.

We incurred losses of $1,729 and $1,185 during the three months ended June 30, 2005 and 2004, respectively, and losses of $4,817 and $3,221, respectively, for the six month periods then ended.  On a per share basis, these losses were less than half a cent during each of the periods.

If we are unable to procure funding we may not be able to implement our new business plan and may not be able to continue as a going concern.

Plan of Operations

Our current operating expenses are very limited because we do not have any paid employees and very limited operating overhead.  Our current expenditure demands primarily relate to maintaining our public reporting requirements.  Presently, we are dependent upon shareholder loans, if and when available, to pay expenses.  We currently have a shareholder commitment from Mr. Gilchrist, our CEO to fund expenses up to $15,000 in the next twelve months as necessary to cover our basic costs of operations.  However, our current resources will not be sufficient to cover the costs to implement our new plan and we will need to raise capital in the next few months.  We expect to seek financing through one or more of the following:

1.	A private placement of common stock under Reg. D of the Securities Act;
2.	An Equity Line Financing;
3.	A merger with a better-funded company.

On April 15, 2005 we received a financing commitment in the amount of $5 million from Goldbridge Capital, LLC to be provided under the provisions of Rule 415 as a Discretionary Drawdown Offering.  Our President, Mr. Gilchrist, and our Acting Principal Accounting Officer, Mr. Carroll, are both principals of Goldbridge Capital.  We expect to use the proceeds of this financing to fund the implementation of our business plan.  Prior to being able to access this financing we must file a registration statement with the SEC registering the shares that we will then have the option of putting to Goldbridge Capital under the terms of the Agreement.  Prior to the registration of shares to be issued under Rule 415, the SEC requires that we have a market for our shares. Consequently, a market maker  applied for a listing on the over-the-counter bulletin board operated by the National Association of Securities Dealers, (“NASD”).  The NASD approved the application, and the company became listed on August 4, 2005 on the over-the-counter bulletin board under the symbol CYLW.  However, there can be no assurance that the SEC will approve the Company’s registration statement when filed, nor that any funds can be raised under the Discretionary Drawdown Offering after the registration is effective, if ever.

The terms of this financing commitment will be set forth in greater detail in the definitive agreements into which we plan to enter with Goldbridge Capital including a detailed investment agreement; a registration rights agreement and a warrant agreement under which we expect to grant warrant rights to Goldbridge representing 10% of the shares we will register for issuance under Rule 415.  After the financing has been registered, we may be able to sell new shares by making ‘puts’ to Goldbridge from time to time based upon the terms of the Investment Agreement from which we may receive 90% of the lesser of the volume weighted average price (“VWAP”) of the ten lowest VWAP days or the volume weighted average of the ten lowest daily closing bid prices during a twenty day period following each put.  The size of a put is limited by the amount of trading volume that exists in our stock at the time.  The financing commitment may be good for a term of two years from the effective date of our registration of the shares.

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

Liquidity and Capital Resources

As of June 30, 2005, we had total assets of $100 and $19,260 in current liabilities.  As of December 31, 2004 we had total assets of $100 and $14,443 in current liabilities.  We incurred net losses of $1,729 and $1,185 for the three ended June 30, 2005 and 2004, respectively, and losses of $4,817 and $3,221, respectively for the six month periods then ended.  Cash flow from operating activities for the six months ended June 30, 2005 and 2004 were nil and $36, respectively.

As of June 30, 2005 we do not have significant financial commitments or capital requirements we must meet to continue operations, other than $19,260 in accounts payable.  Our current expenditure demands primarily relate to maintaining our public reporting requirements. However, we will need cash to implement our business plan.

We will have to succeed in our financing activities in the year ahead in order to implement the new business plan.  Our working capital requirements and cash flow from operations are expected to vary from quarter to quarter, depending on the success of marketing activities, operating expenses, capital expenditures and other factors.  We will need to raise substantial additional capital in order to succeed and to continue in business.  Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until then, we intend to rely upon our shareholder commitment and other external sources for liquidity, if any.  As of June 30, 2005, our sources of external and internal financing are limited.  As discussed in our Plan of Operations, on April 15, 2005 we received a financing commitment in the amount of $5 million from Goldbridge Capital, LLC to be provided under the provisions of Rule 415, but there are several time-consuming steps, that are not assured of success, which must be completed before we could consider accessing this facility to raise capital.  Therefore, our primary source of capital currently continues to be our founding shareholder, Jonathan Gilchrist and a limited number of accredited investors.

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

Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we do not have significant cash or other material liquid assets, nor do we have an established source of revenue sufficient to cover our operating costs and to allow us to continue as a going concern.  We may, in the future, experience significant fluctuations in our results of operations.   We will be required to obtain additional debt and equity financing or our illiquidity could suppress the value and price of our shares if and when a market for those shares becomes active.  However, our future offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficient to fund operations and meet the needs of our business plan.  Our current working capital is not sufficient to cover expected cash requirements for 2005 or to bring us to a positive cash flow position.  It is possible that we will never become profitable and will not be able to continue as a going concern.

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

Exhibit No. 31.2 – Certification Pursuant to 302 of the Sarbanes-Oxley Act of 2002

Exhibit No. 32 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K during the period of this report

Form 8-K dated April 21, 2005 to disclose a non-binding letter of intent to purchase certain operating assets and to disclose receipt of a financing commitment for an offering under Rule 415.

3

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyber Law Reporter, Inc. (Registrant)

By ___/s/ Jonathan C. Gilchrist, President______ (Signature and Title)

Date: August 22, 2005

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By ___/s/ James Carroll, Acting Principal Accounting Officer__ (Signature and Title)

Date: August 22, 2005

3