Form 10QSB
period 2005-09-30
CYBER LAW REPORTER INC
filed 2005-11-14
CIK 1136868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-87696

Cyber Law Reporter, Inc. (Name of small business issuer in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-0636625 I.R.S. Employer Identification No.)

11734 Wickchester, Houston, Texas (Address of principal executive offices)	77043 (Zip Code)

Issuer's telephone number (713) 249-1428

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]     No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ X ]     No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,570,000 as of November 11, 2005.

Transitional Small Business Disclosure Format (check one):   Yes [  ]     No [ X ]

8

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 100	$ 100

TOTAL CURRENT ASSETS	100	100

TOTAL ASSETS	$ 100	$ 100

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$ 1,603	$ 2,546
Accounts payable - related parties	19,712	11,897

TOTAL CURRENT LIABILITIES	21,315	14,443

SHAREHOLDERS' (DEFICIT) EQUITY
Common stock $0.001 par value, 50,000,000 shares authorized; 2,570,000 shares issued and outstanding	2,570	2,570
Additional paid-in capital	206,474	206,474
Deficit accumulated during the development stage	(230,259)	(223,387)

TOTAL SHAREHOLDERS' (DEFICIT) EQUITY	(21,215)	(14,343)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$ 100	$ 100

See accompanying notes.

8

CYBER LAW REPORTER, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	3 months	3 months	9 months	9 months	Inception
	ended	ended	ended	ended	To-date
	Sept 30,	Sept 30,	Sept 30,	Sept 30,	3/2/00-
	2005	2004	2005	2004	9/30/05

REVENUES	$ -	$ -	$ -	$ -	$ 100

EXPENSES
Accounting and legal services	1,300	1,435	5,213	4,596	26,019
General and administrative	755	-	1,659	60	7,625
Related party (income) expenses:
… Management and consulting services	-	-	-	-	443,600
… Product planning	-	-	-	-	11,000
… Interest expense	-	-	-	-	26,513
… Forgiveness of debt, net of asset writeoff	-	-	-	-	(284,398)

	2,055	1,435	6,872	4,656	230,359

NET LOSS	$ (2,055)	$ (1,435)	$ (6,872)	$ (4,656)	$(230,259)

BASIC AND DILUTED NET LOSS PER SHARE	$ nil	$ nil	$ nil	$ nil	$ (0.09)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	2,570,000	2,570,000	2,570,000	2,570,000	2,475,543

See accompanying notes.

8

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total

BALANCE, December 31, 2004	2,570,000	$ 2,570	$ 206,474	$ (223,387)	$ (14,343)

Net Loss	-	-	-	(6,872)	(6,872)

BALANCE, September 30, 2005	2,570,000	$ 2,570	$ 206,474	$ (230,259)	$ (21,215)

See accompanying notes.

8

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

9 months	9 months	Inception
ended	ended	To-date
September 30,	September 30,	3/2/00-
2005	2004	9/30/05

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$ (6,872)	$ (4,656)	$ (230,259)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Writeoff of assets	-	-	162,115
Common stock issued for services	-	-	37,570
Changes in Operating Assets and Liabilities:
Accounts payable	(943)	1,590	1,603
Accounts payable – related parties	7,815	3,102	19,712

Net Cash Provided (Used) by Operating Activities	-	36	(9,259)

CASH FLOW FROM INVESTING ACTIVITIES
Software development	-	-	(12,115)

Net Cash Used by Investing Activities	-	-	(12,115)

CASH FLOW FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	21,474

Net Cash Provided by Financing Activities	-	-	21,474

NET INCR(DECR) IN CASH AND CASH EQUIVALENTS	-	36	100

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	100	64	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 100	$ 100	$ 100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

Non cash activities:
Common stock issued to IBF for:
… services (shown above)	$ -	$ -	$ 11,000
… software development	$ -	$ -	$ 109,000
… equipment	$ -	$ -	$ 5,000
Common stock for services (shown above)	$ -	$ -	$ 26,570
Common stock for equipment	$ -	$ -	$ 11,000
Common stock for software development	$ -	$ -	$ 25,000
Equipment depreciation for software development	$ -	$ -	$ 16,000

See accompanying notes.

8

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

Effective December 31, 2003, the Board of Directors determined that a change of business purpose was in the best interests of the shareholders and reached agreement with the Company’s Chairman and CEO for him to forgive the debt owed to him in exchange for the assets and intellectual property of the Company related to the old business plan.  See Note C below.  On April 15, 2005, the Company entered into a non-binding letter of intent for the purchase of certain oil and gas interests of Bright Hawk Energy, LLC, which expired July 1, 2005.  See Note F below.  The Company is currently seeking new opportunities for property or company acquisitions in the oil and gas or other industries.

CONDITIONS AFFECTING ONGOING OPERATIONS – As of September 30, 2005, the Company had not commenced commercial operations, is a development stage enterprise, and has devoted substantially all of its efforts to product development, financial planning, raising capital and identifying business opportunities.  The Company is subject to the risks associated with development stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets.  Without additional funding, the Company will be unable to complete its development phase and commence operations.  The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to grow through merger and acquisition opportunities.  However, the Company is currently dependent upon external or shareholder debt and equity financing to continue its current level of activities.  The Company's internally generated cash flows have historically been and continue to be insufficient for the Company's cash needs.  For the present and foreseeable future the Company will be required to obtain additional debt or equity financing to remain in business.  New debt or equity capital may contain provisions that could suppress future stock prices further, or cause significant dilution to current shareholders and increase the cost of doing business.  In the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.  Because the Company has no working capital, current operating costs are being met by Goldbridge Capital LLC, a company related by common ownership.

On April 15, 2005 the Company received a financing commitment in the amount of $5 million from Goldbridge Capital, LLC to be provided under the provisions of Rule 415 as a Discretionary Drawdown Offering.  See Note F below.  Prior to being able to access this financing the Company must file a registration statement with the SEC registering the shares to be sold under Rule 415.  Prior to the registration of these shares, the SEC requires that a market exists for the Company’s shares.  Consequently an application was submitted by a market maker for a listing on the over-the-counter bulletin board operated by the National Association of Securities Dealers, (“NASD”).  The NASD approved the application, and the Company became listed on August 4, 2005 on the over-the-counter bulletin board under the symbol CYLW.  However, there can be no assurance that the SEC will approve the Company’s registration statement when filed, nor that any funds can be raised under the Discretionary Drawdown Offering after the registration is effective, if ever.  The Company has not yet filed its registration statement.

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

INTERIM RESULTS - The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations adopted by the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the financial statements and notes thereto included in the annual report on Form 10-KSB of the Company for the year ended December 31, 2004.

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

INCOME TAXES – The Company has had losses since inception and, therefore, has not been subject to federal income taxes.  As of September 30, 2005 and December 31, 2004, the Company estimates an accumulated net operating loss (“NOL”) carryforward of approximately $230,000 and $223,000, respectively, resulting in a deferred tax asset of approximately $78,000 and $76,000, respectively.  These carryforwards begin to expire in 2020.  Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities and the uncertainty that the Company will ever achieve profitability, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.  A valuation allowance has been established to fully offset the deferred tax assets.

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

With the abandonment of its old business plan, the Company realized value in excess of the full book value of its software and hardware related to its current business plan from the forgiveness of debt owed to its Chairman.  See Note C below.  The Company has no remaining long-lived assets as of Septmeber 30, 2005 or December 31, 2004.

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

8

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

We were incorporated on March 2, 2000 as a Texas Corporation.  Our principal office is located at 11734 Wickchester, Texas 77043.  Any reference in this document to “the Company,” "our", “we” or “us” refers to Cyber Law Reporter, Inc.

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

As of September 30, 2005, we had cash reserves of $100 and no other liquid assets or resources.  Our liabilities consisted of accounts payable totaling $21,315.  Because the Company has no working capital, current operating costs are being met by Goldbridge Capital LLC.  If we do not raise sufficient capital in the next twelve months, we may not be able to successfully implement our new business plan.  For the foreseeable future, we will continue to depend upon shareholder loans or investment to fund operations.

We incurred losses of $2,055 and $1,435 during the three months ended September 30, 2005 and 2004, respectively, and losses of $6,872 and $4,656, respectively, for the nine month periods then ended.  On a per share basis, these losses were less than half a cent during each of the periods.

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

Liquidity and Capital Resources

As of September 30, 2005, we had total assets of $100 and $21,315 in current liabilities.  As of December 31, 2004 we had total assets of $100 and $14,443 in current liabilities.  We incurred net losses of $2,055 and $1,435 for the three months ended September 30, 2005 and 2004, respectively, and losses of $6,872 and $4,656, respectively for the nine month periods then ended.  Cash flow from operating activities for the nine months ended September 30, 2005 and 2004 were nil and $36, respectively.

As of September 30, 2005 we do not have significant financial commitments or capital requirements we must meet to continue operations, other than $21,315 in accounts payable.  Our current expenditure demands primarily relate to maintaining our public reporting requirements. However, we will need cash to implement our business plan.

We will have to succeed in our financing activities in the year ahead in order to implement the new business plan.  Our working capital requirements and cash flow from operations are expected to vary from quarter to quarter, depending on the success of marketing activities, operating expenses, capital expenditures and other factors.  We will need to raise substantial additional capital in order to succeed and to continue in business.  Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until then, we intend to rely upon our shareholder commitment and other external sources for liquidity, if any.  As of September 30, 2005, our sources of external and internal financing are limited.  As discussed in our Plan of Operations, on April 15, 2005 we received a financing commitment in the amount of $5 million from Goldbridge Capital, LLC to be provided under the provisions of Rule 415, but there are several time-consuming steps, that are not assured of success, which must be completed before we could consider accessing this facility to raise capital.  Therefore, our primary source of capital currently continues to be our founding shareholder, Jonathan Gilchrist and a limited number of accredited investors.

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

8

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

8

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

8

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyber Law Reporter, Inc. (Registrant)

By ___/s/ Jonathan C. Gilchrist, President______ (Signature and Title)

Date: November 14, 2005

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By ___/s/ James Carroll, Acting Principal Accounting Officer__ (Signature and Title)

Date: November 14, 2005

8