Form 10KSB
period 2005-12-31
CYBER LAW REPORTER INC
filed 2006-05-03
CIK 1136868

Unknown;

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  At May 1, 2006 we had 1,180,840 shares issued and outstanding to non-affiliates.  While our shares were listed on the over-the-counter bulletin board on August 4, 2005, there have been no trades and there is no meaningful asked price.  The bid price as of May 1, 2006 is $0.15 per share; using that price the market value of stock held by non-affiliates is $177,126.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,570,000 as of May 1, 2006.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

27

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

Effective December 31, 2003, we determined that a change of business purpose was in the best interests of the shareholders, and the Company’s Chairman and CEO agreed to forgive the debt owed to him in exchange for our assets and intellectual property related to the old business plan.  On April 15, 2005, we entered into a non-binding letter of intent for the purchase of certain oil and gas interests of Bright Hawk Energy, LLC, which expired July 1, 2005.  We are currently seeking new opportunities for property or company acquisitions in the oil and gas or other industries.

As of December 31, 2005 and 2004, we had accumulated deficits of $232,018 and $223,387 respectively.  We incurred losses of $8,631 and $6,766 for the years ending December 31, 2005 and 2004, respectively.  At December 31, 2005 we had negative working capital of $22,974 and at December 31, 2004 we had negative working capital of $14,343.  We expect small net losses and negative cash flows to continue for the immediate future as we determine the best path to follow in implementing our new business plan.  We have total assets of $100 as of December 31, 2005.

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

Competition

The competition to acquire properties or companies in the oil and gas industry is intense.  We face competition at the small end by engineers and geologists with substantial industry expertise and little overhead.  We also face competition from existing well-funded independents with capital available to fund the evaluation and acquisition of oil and gas reserves.  We may be unsuccessful in competing with others who have more technical expertise or ready access to capital.

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

27

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our registration statement on Form SB-2 became effective on August 6, 2002.  On August 4, 2005 our stock became eligible for trading on the over-the-counter bulletin board under the symbol CYLW.  As of May 1, 2006 no shares had been traded.  Since becoming eligible for trading, the closing bid price has ranged between $0.10 and $1.01 per share.  As of December 31, 2005 the closing bid price was $1.01 per share; as of May 1, 2006 the closing bid price was $0.15 per share.

SECURITY HOLDERS

At December 31, 2005 there were 2,570,000 shares of our common stock outstanding, which were held by 47 shareholders of record.  The registration of shares by selling shareholders is discussed in detail in our prospectus which you may view at www.sec.gov or which you may request from the Company.  We are authorized to issue up to 50 million shares of common stock with a par value of $0.001.  Our stock has the following characteristics:

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

Reports to Shareholders

We will furnish to holders of our common stock annual reports containing audited financial statements examined and reported upon, and with an opinion expressed by, an independent registered public accounting firm. We may issue other unaudited interim reports to our shareholders as we deem appropriate.

The Penny Stock Rules

Our securities are currently considered a penny stock. Penny stocks are securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ stock market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our securities are currently subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell penny stock securities to persons other than established customers and accredited investors.  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of penny stock securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules” require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell our securities and may have the effect of reducing the level of trading activity of our common stock in the secondary market. The foregoing required penny stock restrictions will not apply to our securities if our market price is $5.00 or greater. The price of our securities may not reach or maintain a $5.00 price level.

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

Effective December 31, 2003, we determined that a change of business purpose was in the best interests of the shareholders, and the Company’s Chairman and CEO agreed to forgive the debt owed to him in exchange for our assets and intellectual property related to the old business plan.  On April 15, 2005, we entered into a non-binding letter of intent for the purchase of certain oil and gas interests of Bright Hawk Energy, LLC, which expired July 1, 2005.  We are currently seeking new opportunities for property or company acquisitions in the oil and gas or other industries.

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

We follow financial accounting and reporting policies that are in accordance with generally accepted accounting principles.  Not all significant accounting policies require management to make difficult, subjective, or complex judgments.  However, the policy noted below could be deemed to meet the SEC’s definition of critical accounting policies.

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

As of December 31, 2005, we had cash reserves of $100 and no other liquid assets or resources.  Our liabilities consisted of accounts payable totaling $23,074.  Because the Company has no working capital, current operating costs are being met by Goldbridge Capital LLC.  If we do not raise sufficient capital in the next twelve months, we may not be able to successfully implement our new business plan.  For the foreseeable future, we will continue to depend upon shareholder loans or investment to fund operations.

We incurred losses of $8,631 and $6,766 during the years ended December 31, 2005 and 2004, respectively.  The losses per share in 2005 and 2004 were less than one-half of a cent.

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

 On April 15, 2005 we received a financing commitment in the amount of $5 million from Goldbridge Capital, LLC to be provided under the provisions of Rule 415 as a Discretionary Drawdown Offering.  Our President, Mr. Gilchrist, and our Acting Principal Accounting Officer, Mr. Carroll, were both members of Goldbridge Capital.  We expect to use the proceeds of this financing to fund the implementation of our business plan.  Prior to being able to access this financing we must file a registration statement with the SEC registering the shares that we will then have the option of putting to Goldbridge Capital under the terms of the Agreement.  Prior to the registration of shares to be issued under Rule 415, the SEC requires that we have a market for our shares. Consequently, a market maker applied for a listing on the over-the-counter bulletin board operated by the National Association of Securities Dealers, (“NASD”).  The NASD approved the application, and the company became listed on August 4, 2005 on the over-the-counter bulletin board under the symbol CYLW.  However, there can be no assurance that the SEC will approve the Company’s registration statement if filed, nor that any funds can be raised under the Discretionary Drawdown Offering after the registration is effective, if ever.

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

We will have to succeed in debt or equity financing activities in the months ahead in order to implement the new business plan.  While the shareholder commitment discussed above is sufficient to allow us to maintain minimum operations for the next twelve months, if we do not raise additional debt or equity capital soon, it is unlikely that we will remain in business.   Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until then, we intend to rely upon our shareholder and other external sources for liquidity, if available.

Liquidity and Capital Resources

As of December 31, 2005, we had total assets of $100 and $23,074 in current liabilities.  As of December 31, 2004 we had total assets of $100 and $14,443 in current liabilities.  We had losses of $8,631 and $6,766 for the years ended December 31, 2005 and 2004, respectively.  Cash flow from operating activities for the years ended December 31, 2005 and 2004 were $-0- and $36, respectively.

As of December 31, 2005 we do not have significant financial commitments or capital requirements that we must meet to continue operations, other than $23,074 in accounts payable.  Our current expenditure demands primarily relate to maintaining our public reporting requirements.  We will need cash to implement our new business plan but these are not current, fixed obligations.

We will have to succeed in our financing activities in the year ahead in order to implement a new business plan.  Our working capital requirements and cash flow from operations are expected to vary from quarter to quarter, depending on the success of marketing activities, operating expenses, capital expenditures and other factors.  We will need to raise substantial additional capital in order to succeed and to continue in business.  Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until then, we intend to rely upon one of our shareholder and other external sources for liquidity, if available.  As of December 31, 2005, our sources of external and internal financing are limited.  As discussed in our Plan of Operations, on April 15, 2005 we received a financing commitment in the amount of $5 million from Goldbridge Capital, LLC to be provided under the provisions of Rule 415, but there are several time-consuming steps, that are not assured of success, which must be completed before we could consider accessing this facility to raise capital.  Therefore, our primary source of capital is currently our founding shareholder, Jonathan Gilchrist and a limited number of accredited investors.

While the shareholder commitment discussed above is sufficient to allow us to maintain minimum operations for the next twelve months, if we do not raise additional funding during the next twelve months, it is unlikely that our Company will be able to survive.  It is essential to our success that we raise the capital necessary to implement our new business strategy.

Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we do not have significant cash or other material liquid assets, nor do we have an established source of revenue sufficient to cover our operating costs and to allow us to continue as a going concern.  We may, in the future, experience significant fluctuations in our results of operations.   We will be required to obtain additional debt and equity financing or our illiquidity could suppress the value and price of our shares if and when trading in those shares develops.  However, our future offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficient to fund operations and meet the needs of our business plan.  Our current working capital is not sufficient to cover expected cash requirements for 2006 or to bring us to a positive cash flow position.  It is possible that we will never become profitable and will not be able to continue as a going concern.

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

27

Item 7. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of

Cyber Law Reporter, Inc. (A Development Stage Company)

Houston, Texas

We have audited the accompanying balance sheets of Cyber Law Reporter, Inc. (A Development Stage Company) as of December 31, 2005 and 2004, and the related statements of operations, changes in shareholders’ (deficit) and cash flows for the years then ended and the period March 2, 2000 (date of inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyber Law Reporter, Inc. (A Development Stage Company) at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended and from March 2, 2000 (date of inception) through December 31, 2005 in conformity with generally accepted accounting principles in the United States.

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

/S/ Harper & Pearson Company, P.C.

Houston, Texas

May 2, 2006

27

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

	December 31,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 100	$ 100

TOTAL CURRENT ASSETS	100	100

TOTAL ASSETS	$ 100	$ 100

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 2,015	$ 2,546
Accounts payable - related parties	21,059	11,897

TOTAL CURRENT LIABILITIES	23,074	14,443

SHAREHOLDERS' (DEFICIT)
Common stock $0.001 par value, 50,000,000 shares authorized; 2,570,000 shares issued and outstanding	2,570	2,570
Additional paid-in capital	206,474	206,474
Deficit accumulated during the development stage	(232,018)	(223,387)

TOTAL SHAREHOLDERS' (DEFICIT)	(22,974)	(14,343)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$ 100	$ 100

See accompanying notes.

27

CYBER LAW REPORTER, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005 AND 2004, AND

MARCH 2, 2000 THROUGH DECEMBER 31, 2005

	December 31,	December 31,	Inception
	2005	2004	To-date

REVENUES	$ -	$ -	$ 100

EXPENSES
Accounting and legal services	6,513	5,595	27,319
General and administrative	2,118	1,171	8,084
Related party (income) expenses:
… Management and consulting services	-	-	443,600
… Product planning	-	-	11,000
… Interest expense	-	-	26,513
… Forgiveness of debt, net of asset writeoff	-	-	(284,398)

	8,631	6,766	232,118

NET LOSS	$ (8,631)	$ (6,766)	$ (232,018)

BASIC AND DILUTED NET LOSS PER SHARE	$ nil	$ nil	$ (0.09)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	2,570,000	2,570,000	2,479,716

See accompanying notes.

27

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004, 2003, 2002 AND 2001, AND

MARCH 2, 2000 THROUGH DECEMBER 31, 2000

	Common Stock Shares	Common Stock Amount	Receivable from Share-holders	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total

BALANCE, March 2, 2000	-	$ -	$ -	$ -	$ -	$ -

Issuance of common shares to founders	1,510,000	1,510	(1,510)	-	-	-
Issuance of common shares for services, prepaid expenses, equipment and software development	600,000	600	-	149,400	-	150,000
Collection on receivable	-	-	100	-	-	100
Sale of common shares	70,230	70	-	17,487	-	17,557
Net Loss	-	-	-	-	(165,083)	(165,083)

BALANCE, December 31, 2000	2,180,230	2,180	(1,410)	166,887	(165,083)	2,574

Issuance of common shares for services, equipment and software development	365,700	366	-	37,204	-	37,570
Sale of common shares	24,070	24	-	2,383	-	2,407
Collection on receivable	-	-	1,410	-	-	1,410
Net Loss	-	-	-	-	(210,602)	(210,602)

BALANCE, December 31, 2001	2,570,000	2,570	-	206,474	(375,685)	(166,641)

Net Loss	-	-	-	-	(98,751)	(98,751)

BALANCE, December 31, 2002	2,570,000	2,570	-	206,474	(474,436)	(265,392)

Net Income	-	-	-	-	257,815	257,815

BALANCE, December 31, 2003	2,570,000	2,570	-	206,474	(216,621)	(7,577)

Net Loss	-	-	-	-	(6,766)	(6,766)

BALANCE, December 31, 2004	2,570,000	2,570	-	206,474	(223,387)	(14,343)

Net Loss	-	-	-	-	(8,631)	(8,631)

BALANCE, December 31, 2005	2,570,000	$ 2,570	$ -	$ 206,474	$ (232,018)	$ (22,974)

See accompanying notes.

27

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005 AND 2004, AND

MARCH 2, 2000 THROUGH DECEMBER 31, 2005

December 31,	December 31,	Inception
2005	2004	To-date

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$ (8,631)	$ (6,766)	$ (232,018)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Writeoff of assets	-	-	162,115
Common stock issued for services	-	-	37,570
Changes in Operating Assets and Liabilities:
Accounts payable	(531)	1,546	2,015
Accounts payable - related parties	9,162	5,256	21,059

Net Cash Provided(Used) by Operating Activities	-	36	(9,259)

CASH FLOW FROM INVESTING ACTIVITIES
Software development	-	-	(12,115)

Net Cash Used by Investing Activities	-	-	(12,115)

CASH FLOW FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	21,474

Net Cash Provided by Financing Activities	-	-	21,474

NET INCR(DECR) IN CASH AND CASH EQUIVALENTS	-	36	100

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	100	64	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 100	$ 100	$ 100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

Non cash activities:
Common stock issued to IBF for:
… services (shown above)	$ -	$ -	$ 11,000
… software development	$ -	$ -	$ 109,000
… equipment	$ -	$ -	$ 5,000
Common stock for services (shown above)	$ -	$ -	$ 26,570
Common stock for equipment	$ -	$ -	$ 11,000
Common stock for software development	$ -	$ -	$ 25,000
Equipment depreciation for software development	$ -	$ -	$ 16,000

See accompanying notes.

27

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

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

CONDITIONS AFFECTING ONGOING OPERATIONS – As of December 31, 2005, the Company had not commenced commercial operations, is a development stage enterprise, and has devoted substantially all of its efforts to product development, financial planning, raising capital and identifying business opportunities.  The Company is subject to the risks associated with development stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets.  Without additional funding, the Company will be unable to complete its development phase and commence operations.  The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to grow through merger and acquisition opportunities.  However, the Company is currently dependent upon external or shareholder debt and equity financing to continue its current level of activities.  The Company's internally generated cash flows have historically been and continue to be insufficient for the Company's cash needs.  For the present and foreseeable future the Company will be required to obtain additional debt or equity financing to remain in business.  New debt or equity capital may contain provisions that could suppress future stock prices further, or cause significant dilution to current shareholders and increase the cost of doing business.  In the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.  Because the Company has no working capital, current operating costs are being met by Goldbridge Capital LLC, a company related by common ownership.

On April 15, 2005 the Company received a financing commitment in the amount of $5 million from Goldbridge Capital, LLC to be provided under the provisions of Rule 415 as a Discretionary Drawdown Offering.  See Note F below.  Prior to being able to access this financing the Company must file a registration statement with the SEC registering the shares to be sold under Rule 415.  Prior to the registration of these shares, the SEC requires that a market exists for the Company’s shares.  Consequently, an application was submitted by a market maker for a listing on the over-the-counter bulletin board operated by the National Association of Securities Dealers, (“NASD”).  The NASD approved the application, and the Company became listed on August 4, 2005 on the over-the-counter bulletin board under the symbol CYLW.  However, there can be no assurance that the SEC will approve the Company’s registration statement if filed, nor that any funds can be raised under the Discretionary Drawdown Offering after the registration is effective, if ever.  The Company has not yet filed its registration statement.

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

INCOME TAXES – The Company has had losses since inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2005 and December 31, 2004, the Company estimates an accumulated net operating loss (“NOL”) carryforward of approximately $232,000 and $223,000, respectively, resulting in a deferred tax asset of approximately $79,000 and $76,000, respectively.  These carryforwards begin to expire in 2020.  Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities and the uncertainty that the Company will ever achieve profitability, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.  A valuation allowance has been established to fully offset the deferred tax assets.

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

With the abandonment of its old business plan, the Company realized value in excess of the full book value of its software and hardware related to its current business plan from the forgiveness of debt owed to its Chairman.  See Note C below.  The Company has no remaining long-lived assets as of December 31, 2005 or December 31, 2004.

NEW ACCOUNTING PRONOUNCEMENTS – The Company is unaware of any new accounting pronouncements that are expected to have a material impact on the Company’s financial statements.

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

NOTE C – FORGIVENESS OF NOTE PAYABLE TO CHAIRMAN

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

Also, on April 15, 2005 the Company received a financing commitment in the amount of $5 million from Goldbridge Capital, LLC to be provided under the provisions of Rule 415 as a Discretionary Drawdown Offering.  The Company’s President, Mr. Gilchrist, and its Acting Principal Accounting Officer, Mr. Carroll, were both members of Goldbridge Capital LLC.  The terms of this financing commitment will be set forth in greater detail in the definitive agreements that the Company intends to execute with Goldbridge Capital, including a detailed investment agreement, a registration rights agreement and a warrant agreement.  The SEC considers this type of offering as an “indirect primary offering” under SEC regulation 17 CFR 230.415.  After the financing has been registered, the Company may be able to sell new shares by making ‘puts’ to Goldbridge from time to time based upon the terms of the Investment Agreement from which it may receive 90% of the lesser of the volume weighted average price (“VWAP”) of the ten lowest VWAP days or the volume weighted average of the ten lowest daily closing bid prices during a twenty day period following each put.  The size of a put is limited by the amount of trading volume in the Company’s stock at the time.  The financing commitment may be good for a term of two years from the effective date of the registration of the shares.  The Company expects to use the proceeds of this financing to fund the implementation of its business plan.  Prior to being able to access this financing the Company must file a registration statement with the SEC registering the shares to be sold under Rule 415.  Prior to the registration of these shares, the SEC requires that a market exists for the Company’s shares.  Consequently an application was submitted by a market maker for a listing on the over-the-counter bulletin board operated by the National Association of Securities Dealers, (“NASD”).  The NASD approved the application, and the company became listed on August 4, 2005 on the over-the-counter bulletin board under the symbol CYLW.  However, there can be no assurance that the SEC will approve the Company’s registration statement if filed, nor that any funds can be raised under the Discretionary Drawdown Offering after the registration is effective, if ever.  The Company has not yet filed its registration statement.

27

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

27

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth certain information regarding the members of our board of directors and its executive officers:

Name

Age

Position

Jonathan C. Gilchrist

54

Chairman and Chief Executive Officer
William Carmichael

50

Director and Secretary
James Carroll

49

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

Jonathan C. Gilchrist – Mr. Gilchrist is our primary founder and has served as our Chairman, Chief Executive Officer and Director since March 2, 2000.   Prior to our incorporation, Mr. Gilchrist held various offices with iExalt, Inc., (OTCBB: IXLT), a publishing and information company, where he served from January 1999 through December 2000.  Mr. Gilchrist served at different times as a Director, Chief Operating Officer, Secretary, Executive Vice President and General Counsel of iExalt.    In 1999 Mr. Gilchrist founded The Internet Business Factory, Inc., a Nevada corporation and serves as its Chairman and Chief Executive Officer.  From 1997 to 1999 Mr. Gilchrist served as President of The American Law Network, LLC, a legal information and directory Internet site which he helped found in November 1997.  The American Law Network ceased operations in 1998.  From 1994 to 1997, Mr. Gilchrist worked as an attorney for the law firm of Orgain, Bell & Tucker, LLP, in Beaumont, Texas.  He is a graduate of the University of Alabama School of Law and worked as an attorney for Exxon Company, USA from 1990 to 1993.  He is also the Chairman and CEO of American Enterprise Development Corporation, (OTCBB: AEND), a company originally started by The Internet Business Factory.  He is also a co-founder and member of Goldbridge Capital, LLC, which is an investor and underwriter for Rule 415 offerings.

William Carmichael – Mr. Carmichael has served as our Secretary since 2004, as our Chief Operating Officer through 2003, and as a Director since March 2, 2000. Mr. Carmichael brings with him a small business management and Internet development background.  In 1999 he founded The American Song and Book Company, Inc., d/b/a/ MannaBeach.com, which was an Internet e-commerce business where he served as Chairman and CEO.  In 1999 Mr. Carmichael served for a short time as the Director of Marketing for iExalt, Inc. before founding MannaBeach.  From 1996 through 1999 Mr. Carmichael worked in the sales and marketing division for TechQuip, a Houston based technical equipment retailer and, from 1990 to 1995, managed his own construction business.  For the last four years he has been the marketing representative in Tennessee for Lapp USA, a major electronic component manufacturer.  Mr. Carmichael is also a Director of American Enterprise Development Corporation.

James Carroll – Mr. Carroll has served as our Acting Principal Accounting Officer since April 2004.  He was a co-founder in 2000 of Goldbridge Capital LLC and was the President there until December 31, 2005.  In January 2006 he resumed his active management of the Bright Hawk Group, which is involved primarily in the oil and gas business.  He holds a Master of Accounting degree from Rice University and is a licensed Texas CPA.  Mr.Carroll was the Chief Financial Officer at iExalt for most of 2000.  He founded the Bright Hawk Group in 1995 and prior thereto he was the chief financial officer for Quintana Petroleum Corporation, a large privately held firm.  Mr. Carroll began his career in the management consulting division of Ernst & Ernst.  He has been an Adjunct Assistant Professor in the Jones Graduate Business School at Rice University and is a Certified Management Accountant (CMA).  He also serves as a Director for American Enterprise Development Corporation.

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

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer and acting principal accounting officer or persons performing similar functions (as well as our other employees, if any, and directors).  The Company undertakes to provide any person without charge, upon request, a copy of such code of ethics.  Requests may be directed to Cyber Law Reporter, Inc., 11734 Wickchester, Houston, Texas 77043, attention Jonathan C. Gilchrist, or by calling (713) 249-1428.

Item 10. Executive Compensation.

Our directors have not been provided cash compensation for their services as directors; however, upon our inception, we issued 650,000 shares of our common stock to Mr. Gilchrist at par value ($650), 100,000 shares of our common stock to Mr. Carmichael at par value ($100), and 100,000 shares of our common stock to Mr. Carroll at par value ($100).  In addition, we issued 200,000 shares to Dr. Kwok-Bun Yue, who was our EVP of Software Engineering during 2000 and 2001 as founders stock issued at par value ($200).   On April 26, 2001 we issued 20,000 shares to Ms. Kay Berry (who served as our Principal Accounting Officer for 2001-2003) for her services, valued at $2,000 or $0.10 per share.  At inception, we entered into a Management Agreement contract with Mr. Gilchrist in order to retain his services as a consultant and member of our management team.  As a lawyer and the progenitor of our business plan and strategy we felt it was in the best interest of the Company to retain his services on an ongoing basis.  We agreed to pay him a monthly stipend of $15,000 per month, which we were unable to pay in cash.  Our contract with Mr. Gilchrist called for us to accrue the amount owed under this agreement as a debt owed to Mr. Gilchrist.  From March 2000 through June 30, 2002 we had accumulated debt owed to Mr. Gilchrist in the amount of $420,000.  On August 31, 2002, the agreement was amended to end the monthly $15,000 accrual effective July 1, 2002, and to begin accruing interest on the unpaid balance on October 1, 2002, at the annual rate of 5%.  As of December 31, 2002 the total amount owed under this agreement was $425,250.  The note was collateralized with all of our assets related to our Internet/legal services business plan.  As of December 31, 2003, the Board reached agreement with Mr.Gilchrist for him to forgive the debt owed to him in exchange for our assets and intellectual property related to the old business plan.  This resulted in his forgiveness of $446,513 (including interest accrued during 2003) in exchange for our assets (capitalized software development costs, equipment, and intellectual property) with a book value of $162,115, producing net book income for the Company on the debt forgiveness, net of assets exchanged, of $284,398.  No cash compensation had been paid to any officer as of December 31, 2005.

27

Name and principal position /	Year /	Annual Compensation (salary / bonus) /	All other compensation

		Salary	Bonus	Other
(a)	(b)	(c)	(d)	(e)	(i)
Jonathan Gilchrist, CEO	2000 2001 2002 2003 2004 2005	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	$150,000(1) $180,000(1) $95,250(1) $21,263(1) -0- -0-	-0- -0- -0- -0- -0- -0-
William Carmichael, COO COO COO COO Secretary	2000 2001 2002 2003 2004 2005	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-
Tommy Waldrop, CTO	2000 2001 2002 2003	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-
Kay Berry, Principal Accounting Officer	2001 2002 2003	-0- -0- -0-	-0- -0- -0-	$2,000(2) -0- -0-	-0- -0- -0-
James Carroll, Acting Principal Accounting Officer	2004 2005	-0- -0-	-0- -0-	-0- -0-	-0- -0-

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

Employment Agreements

None

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of the shares of our common stock as of the close of business on December 31, 2005 of each person known by us to own beneficially five percent or more of our common stock and of each of our directors and our officers and directors as a group. For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13(d)-3 of the Securities Exchange Act of 1934, under which a person is considered to be a beneficial owner of a security if such person has or shares the power to vote or to direct the voting of the security or the power to dispose or to direct the disposition of the security, or if that person has the right to acquire beneficial ownership of that security within 60 days through the exercise of any option, warrant or conversion of a security.

27

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

(4) Goldbridge Capital, LLC, is a Texas limited liability company.  Through December 31, 2005, James W. Carroll served as President of Goldbridge Capital and exercised investment control of the LLC.  Jonathan Gilchrist is also a member of Goldbridge Capital, LLC and holds 37.5 percent of the voting control for Goldbridge Capital. The shares held by Mr. Carroll include 200,000 shares owned by Goldbridge Capital.

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

None.

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

Item 14. Principal Accountant Fees and Services.

Harper & Pearson Company, P.C. serves as our independent public auditors.  The following fees were incurred by Harper & Pearson Company, P.C. for services rendered during the years ended December 31, 2005 and 2004:

Audit Fees:  $6,513 and $5,595 for 2005 and 2004, respectively, for services rendered for the audit of our financial statements and review of the financial statements included in our Forms 10-KSB and 10-QSB.

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

All services provided by Harper & Pearson Company, P.C. have been pre-approved by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyber Law Reporter, Inc. (Registrant)

By ____ _//s// Jonathan C. Gilchrist, President_____________
Date: May 2, 2006

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By ___ //s// William Carmichael, Director_____
Date: May 2, 2006

By _____ //s// James Carroll, Acting Principal Accounting Officer__
Date: May 2, 2006

27