Form 10QSB
period 2006-03-31
CYBER LAW REPORTER INC
filed 2006-05-22
CIK 1136868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,570,000 as of May 17, 2006.

Transitional Small Business Disclosure Format (check one):   Yes [  ]     No [ X ]

3

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 100	$ 100

TOTAL CURRENT ASSETS	100	100

TOTAL ASSETS	$ 100	$ 100

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 2,337	$ 2,015
Accounts payable - shareholders	96	21,059
Notes and accrued interest payable - shareholders	21,277	-

TOTAL CURRENT LIABILITIES	23,710	23,074

SHAREHOLDERS' (DEFICIT)
Common stock $0.001 par value, 50,000,000 shares authorized; 2,570,000 shares issued and outstanding	2,570	2,570
Additional paid-in capital	206,474	206,474
Deficit accumulated during the development stage	(232,654)	(232,018)

TOTAL SHAREHOLDERS' (DEFICIT)	(23,610)	(22,974)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$ 100	$ 100

See accompanying notes.

3

CYBER LAW REPORTER, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	3 months ended March 31, 2006	3 months ended March 31, 2005	Inception To-date 3/2/00- 3/31/06

REVENUES	$ -	$ -	$ 100

EXPENSES
Accounting and legal services	-	2,578	27,319
General and administrative	322	510	8,406
Related party (income) expenses:
… Management and consulting services	-	-	443,600
… Product planning	-	-	11,000
… Interest expense	314	-	26,827
… Forgiveness of debt, net of asset writeoff	-	-	(284,398)

	636	3,088	232,754

NET LOSS	$ (636)	$ (3,088)	$ (232,654)

BASIC AND DILUTED NET LOSS PER SHARE	$ nil	$ nil	$ (0.09)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	2,570,000	2,570,000	2,483,375

See accompanying notes.

3

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total

BALANCE, December 31, 2005	2,570,000	$ 2,570	$ 206,474	$ (232,018)	$ (22,974)

Net Loss	-	-	-	(636)	(636)

BALANCE, March 31, 2006	2,570,000	$ 2,570	$ 206,474	$ (232,654)	$ (23,610)

See accompanying notes.

3

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

3 months ended March 31, 2006	3 months ended March 31, 2005	Inception To-date 3/2/00- 3/31/06

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$ (636)	$ (3,088)	$ (232,654)
Adjustments to reconcile net loss to net cash
used by operating activities:
Writeoff of assets	-	-	162,115
Common stock issued for services	-	-	37,570
Interest expense added to notes payable - shareholders	314	-	314
Changes in Operating Assets and Liabilities:
Accounts payable	322	542	2,337
Accounts payable – related parties	-	2,546	21,059

Net Cash Used by Operating Activities	-	-	(9,259)

CASH FLOW FROM INVESTING ACTIVITIES
Software development	-	-	(12,115)

Net Cash Used by Investing Activities	-	-	(12,115)

CASH FLOW FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	21,474

Net Cash Provided by Financing Activities	-	-	21,474

NET INCR(DECR) IN CASH AND CASH EQUIVALENTS	-	-	100

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	100	100	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 100	$ 100	$ 100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

Non cash activities:
Common stock issued to IBF for:
… services (shown above)	$ -	$ -	$ 11,000
… software development	$ -	$ -	$ 109,000
… equipment	$ -	$ -	$ 5,000
Common stock for services (shown above)	$ -	$ -	$ 26,570
Common stock for equipment	$ -	$ -	$ 11,000
Common stock for software development	$ -	$ -	$ 25,000
Equipment depreciation for software development	$ -	$ -	$ 16,000
Accounts payable - shareholders converted to notes payable - shareholders	$ 20,963	$ -	$ 20,963

(unaudited)

See accompanying notes.

3

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

(unaudited)

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION – Cyber Law Reporter, Inc., (A Development Stage Company) (“the Company”) was incorporated in Texas on March 2, 2000 for the purpose of developing and delivering online legal information services to businesses and consumers.  The Company registered as a reporting company under the Securities Act of 1933 by filing a report on form SB-2 that became effective August 6, 2002.  As of December 31, 2003, the Board of Directors determined that a change of business purpose was in the best interests of the shareholders and reached agreement with the Company’s Chairman and CEO for him to forgive the debt owed to him in exchange for the assets and intellectual property of the Company related to the old business plan.  See Note C below.  On April 15, 2005, the Company entered into a non-binding letter of intent for the purchase of certain oil and gas interests but was unable to complete the purchase, and the letter expired July 1, 2005.  On August 4, 2005, the Company became listed on the over-the-counter bulletin board under the symbol CYLW.  The Company is currently seeking new opportunities for property or company acquisitions in the oil and gas or other industries.

CONDITIONS AFFECTING ONGOING OPERATIONS – As of March 31, 2006, the Company had not commenced commercial operations, is a development stage enterprise, and has devoted substantially all of its efforts to product development, financial planning, raising capital and identifying business opportunities.  The Company is subject to the risks associated with development stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets.  Without additional funding, the Company will be unable to complete its development phase and commence operations.  The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to grow through merger and acquisition opportunities.  However, the Company is currently dependent upon external or shareholder debt and equity financing to continue its current level of activities.  The Company's internally generated cash flows have historically been and continue to be insufficient for the Company's cash needs.  For the present and foreseeable future the Company will be required to obtain additional debt or equity financing to remain in business.  New debt or equity capital may contain provisions that could suppress future stock prices further, or cause significant dilution to current shareholders and increase the cost of doing business.  In the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.  Because the Company has no working capital, current operating costs are being met by Goldbridge Capital LLC, a company related by common ownership.

On April 15, 2005 the Company received a financing commitment in the amount of $5 million from Goldbridge Capital, LLC to be provided under the provisions of Rule 415 as a Discretionary Drawdown Offering.  See Note E below.  Prior to being able to access this financing the Company must file a registration statement with the SEC registering the shares to be sold under Rule 415.  However, there can be no assurance that the SEC will approve the Company’s registration statement if filed, nor that any funds can be raised under the Discretionary Drawdown Offering after the registration is effective, if ever.  The Company has not yet executed definitive agreements with Goldbridge or filed its registration statement.

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

INTERIM RESULTS - The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations adopted by the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the financial statements and notes thereto included in the annual report on Form 10-KSB of the Company for the year ended December 31, 2005.

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

INCOME TAXES – The Company has had losses since inception and, therefore, has not been subject to federal income taxes.  As of March 31, 2006 and December 31, 2005, the Company estimates an accumulated net operating loss (“NOL”) carryforward of approximately $233,000 and $232,000, respectively, resulting in a deferred tax asset of approximately $79,000 as of both dates.  These carryforwards begin to expire in 2020.  Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities and the uncertainty that the Company will ever achieve profitability, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.  A valuation allowance has been established to fully offset the deferred tax assets.

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

With the abandonment of its old business plan, the Company realized value in excess of the full book value of its software and hardware related to its current business plan from the forgiveness of debt owed to its Chairman.  See Note C below.  The Company has no long-lived assets as of March 31, 2006 or December 31, 2005.

NOTE B - PROPERTY AND EQUIPMENT

Prior to abandoning its original business plan, the Company owned software for internal use that was under development and a computer server.  The server had been used for software development.  Other computers and office equipment used by the Company are owned by The Internet Business Factory, Inc., (IBF) and charges for such equipment were included in costs billed to the Company by IBF.  (At inception, the Company had entered into an agreement with IBF to provide support services, financing, software development, equipment, staff and incubation services for the development of its original business plan.  See Note E.)  The Company currently rents no office space, but has office space available through its primary founder, Chairman and CEO (Jonathan Gilchrist).  On December 31, 2003 the Company abandoned its original business plan and exchanged all assets related to the original business plan in return for forgiveness of its debt owed to its Chairman and CEO.  See Note C below.

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

NOTE D - NOTES AND ACCRUED INTEREST PAYABLE TO SHAREHOLDERS

In January 2006, the account payable to Goldbridge Capital LLC (for costs of the Company that had been paid by Goldbridge) was converted into notes totaling $20,963 payable to the former Goldbridge members, all of whom are shareholders in the Company.  Included in this amount are notes payable to Mr. Gilchrist, the Company’s Chairman, and Mr. Carroll, the Acting Principal Accounting Officer, of $7,861 each.  The $20,963 in notes bear interest at an annual rate of six percent and are due on or before June 30, 2006.  Through March 31, 2006 interest of $314 had been accrued.

NOTE E - RELATED PARTY TRANSACTIONS

In addition to the Management Agreement and the exchange of assets for the forgiveness of debt described in Note C and the notes payable described in Note D, the Company has entered into the following transactions with certain directors, executive officers, shareholders who own beneficially more than 5% of the Company’s shares, members of their immediate family of any of such persons, or any other entities in which such persons beneficially own more than 5%:

At inception, the Company entered into a Management Contract and Business Services Agreement with The Internet Business Factory, Inc. (IBF) to provide support services, financing, software development, equipment, staff and incubation services for the development of its business plan.  The Company’s primary founder, CEO and Chairman of the Board is also the founder and CEO of IBF.  He is the beneficial owner of over 40% of the Company’s equity and a controlling shareholder of IBF as well.  The Company issued 500,000 shares valued at $0.25 per share to IBF at inception for services to be provided.  These shares were fully vested and non-forfeitable when issued.  Billings for services, equipment payments, and overhead totaling $106,844 were rendered in 2000 and $18,156 in 2001.  IBF supplied personnel for the Company including management, marketing and product development staff.  In addition, it has provided or paid for Web development, Web hosting, bandwidth and other development expenses incurred.  There have been no charges from IBF since 2002.

On April 15, 2005 the Company received a financing commitment in the amount of $5 million from Goldbridge Capital, LLC to be provided under the provisions of Rule 415 as a Discretionary Drawdown Offering.  The Company’s President, Mr. Gilchrist, and its Acting Principal Accounting Officer, Mr. Carroll, were both members of Goldbridge Capital LLC.  The terms of this financing commitment will be set forth in greater detail in the definitive agreements that the Company hopes to execute with Goldbridge Capital, including a detailed investment agreement, a registration rights agreement and a warrant agreement.  The SEC considers this type of offering as an “indirect primary offering” under SEC regulation 17 CFR 230.415.  After the financing has been registered, the Company may be able to sell new shares by making ‘puts’ to Goldbridge from time to time based upon the terms of the Investment Agreement from which it may receive 90% of the lesser of the volume weighted average price (“VWAP”) of the ten lowest VWAP days or the volume weighted average of the ten lowest daily closing bid prices during a twenty day period following each put.  The size of a put is limited by the amount of trading volume in the Company’s stock at the time.  The financing commitment may be good for a term of two years from the effective date of the registration of the shares.  The Company hopes to use the proceeds of this financing to fund the implementation of its business plan.  Prior to being able to access this financing the Company must file a registration statement with the SEC registering the shares to be sold under Rule 415.  However, there can be no assurance that the SEC will approve the Company’s registration statement if filed, nor that any funds can be raised under the Discretionary Drawdown Offering after the registration is effective, if ever.  The Company has not yet executed definitive agreements or filed its registration statement.

In May 2006, the Company agreed to pay $600 to Bright Hawk Operating Company for services rendered in connection with the preparation of this report on Form 10-QSB.  Bright Hawk Operating Company is owned by James Carroll, the Acting Principal Accounting Officer of the Company.  Mr. Carroll has received no compensation from the Company for his services in the past.

NOTE F - SHAREHOLDERS’ (DEFICIT) EQUITY

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

As of December 31, 2003, the Board of Directors determined that a change of business purpose is in the best interests of the shareholders.  On April 15, 2005, we entered into a non-binding letter of intent for the purchase of certain oil and gas producing assets, but we were unable to complete the purchase.  Our letter of intent expired July 1, 2005.  We are currently seeking new opportunities for property or company acquisitions in the oil and gas or other industries.

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

As of March 31, 2006, we had cash reserves of $100 and no other liquid assets or resources.  Our liabilities consisted of accounts and notes payable totaling $23,710.  Because the Company has no working capital, current operating costs are being met by Goldbridge Capital LLC.  If we do not raise sufficient capital in the next twelve months, we may not be able to successfully implement our new business plan.  For the foreseeable future, we will continue to depend upon shareholder loans or investment to fund operations.

We incurred losses of $636 and $3,088 during the three months ended March 31, 2006 and 2005, respectively.  On a per share basis, these losses were less than half a cent per common share outstanding during each of the periods.

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

On April 15, 2005 we received a financing commitment in the amount of $5 million from Goldbridge Capital, LLC to be provided under the provisions of Rule 415 as a Discretionary Drawdown Offering.  Our President, Mr. Gilchrist, and our Acting Principal Accounting Officer, Mr. Carroll, were both principals of Goldbridge Capital.  We hope to use the proceeds of this financing to fund the implementation of our business plan.  Prior to being able to access this financing we must file a registration statement with the SEC registering the shares that we will then have the option of putting to Goldbridge Capital under the terms of the Agreement.  However, there can be no assurance that the SEC will approve the Company’s registration statement when filed, nor that any funds can be raised under the Discretionary Drawdown Offering after the registration is effective, if ever.

The terms of this financing commitment will be set forth in greater detail in the definitive agreements into which we hope to enter with Goldbridge Capital, including a detailed investment agreement, a registration rights agreement and a warrant agreement under which we expect to grant warrant rights to Goldbridge representing 10% of the shares we will register for issuance under Rule 415.  After the financing has been registered, we may be able to sell new shares by making ‘puts’ to Goldbridge from time to time based upon the terms of the Investment Agreement from which we may receive 90% of the lesser of the volume weighted average price (“VWAP”) of the ten lowest VWAP days or the volume weighted average of the ten lowest daily closing bid prices during a twenty day period following each put.  The size of a put is limited by the amount of trading volume that exists in our stock at the time.  The financing commitment may be good for a term of two years from the effective date of our registration of the shares.

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

Liquidity and Capital Resources

As of March 31, 2006, we had total assets of $100 and $23,710 in current liabilities.  As of December 31, 2005 we had total assets of $100 and $23,074 in current liabilities.  We incurred net losses of $636 and $3,088 for the three months ended March 31, 2006 and 2005, respectively.  Cash flow from operating activities for the three months ended March 31, 2006 was nil as the $20,963 account payable to Goldbridge Capital was refinanced with notes payable to the former Goldbridge members in January, 2006; cash flow from operating activities was nil for the three months ended March 31, 2005.

As of March 31, 2006 we do not have significant financial commitments or capital requirements we must meet to continue operations, other than the $23,710 in current liabilities.  Our current expenditure demands primarily relate to maintaining our public reporting requirements. However, we will need cash to implement our business plan.

We will have to succeed in our financing activities in the year ahead in order to implement the new business plan.  Our working capital requirements and cash flow from operations are expected to vary from quarter to quarter, depending on the success of marketing activities, operating expenses, capital expenditures and other factors.  We will need to raise substantial additional capital in order to succeed and to continue in business.  Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until then, we intend to rely upon our shareholder commitment and other external sources for liquidity, if any.  As of March 31, 2006, our sources of external and internal financing are limited.  As discussed in our Plan of Operations, on April 15, 2005 we received a financing commitment in the amount of $5 million from Goldbridge Capital, LLC to be provided under the provisions of Rule 415, but there are several time-consuming steps, that are not assured of success, which must be completed before we could consider accessing this facility to raise capital.  Therefore, our primary source of capital currently continues to be our founding shareholder, Jonathan Gilchrist and a limited number of accredited investors.

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

Date: May 22, 2006

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By ___/s/ James Carroll, Acting Principal Accounting Officer__ (Signature and Title)

Date: May 22, 2006

3