Form 10QSB
period 2006-06-30
CYBER LAW REPORTER INC
filed 2006-08-17
CIK 1136868

United States Securities Exchange Commission

Washington, D.C.  20549

Form 10-QSB

[X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

[

]

TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from

 to

Commission File Number: 333-87696

Cyber Law Reporter, Inc.

(Exact name of small business issuer as specified in its charter)

Texas

76-0636625

(State or other jurisdiction of incorporation or organization)                     IRS Employer Identification No.

11734 Wickchester

Houston, TX  77043

(Address of principal executive offices)

(713) 249-1428

(Issuer’s telephone number)

Check whether the issuer  (1) filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X  ]  Yes    [    ]  No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  2,570,000 as of August 3, 2006.

6

PART I – FINANCIAL INFORMATION

/A>

Item 1 – Financial Statements

Item 2 - Management's Discussion and Analysis and Plan of Operation.

Item 3 - Controls and Procedures.

15

>PART II – Other Information

/A>

Item 1 – Legal Proceedings

Item 2 – Changes in Securities

Item 3 – Defaults upon Senior Securities

Item 4 – Submission of Matters to a Vote of Security Holders

Item 5 – Other Information

Item 6 – Exhibits and Reports on Form 8-K

6

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

Balance Sheets

	June 30 2006 (Un-audited)	December 31 2005
ASSETS

Cash and cash equivalents	$100	$100

Total current assets	$100	$100

TOTAL ASSETS	$100	$100

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts Payable	$2,337	$2,015

Account Payable – related parties	$1,996	$21,059

Notes and accrued interest payable – related parties	$21,616	$

Total current liabilities	$25,949	$23,074

SHAREHOLDERS’ DEFICIT
Common stock $0.01 par value, 50,000,000 share authorized: 2.570,000 shares issued and outstanding	$2,570	$2,560

Additional paid-in capital	$206,474	$206,474

Deficit accumulated during the development stage	$(234,893)	$(232,018)

Total shareholder’s deficit	$(25,849)	$(22,974)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$100	$100

See accompanying notes

6

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

Statements of Operations

For the Three and Six Months Ended June 30, 2006 and 2005

And Inception to Date (March 2, 2000 through June 30, 2006)

(Unaudited)

3 Months Ended June 30	6 Months Ended June 30	Inception To Date 3/2/2000 To
	2006	2005	2006	2005	6/30/2006

REVENUES	$	$	$		$$100

EXPENSE

Accounting and Legal	$1,900	$1,335	$1,900	$3,913	$29,219
General and administrative		$394	$322	$904	$8,406
Management and consulting					$443,600
Product planning					$11,000
Interest expense	$339		$653		$27,166
Forgiveness of debt, net of asset write-off					$(284,398)

TOTAL EXPENSE	$(2,239)	$(1,729)	$(2,875)	$(4,817)	$(234,893)

NET LOSS	$(2,239)	$(1,729)	$(2,875)	$(4,817)	$(234,893)

Basic and diluted net loss per share	Nil	Nil	Nil	Nil	$(0.09)

Weighted average number of shares outstanding	2,570,000	2,570,000	2,570,000	2,570,000	2,486,758

See accompanying notes

6

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

Statement of Changes in Shareholders’ Deficit

For the Six Months Ended June 30, 2006

(Unaudited)

Common Stock	Additional Paid in Capital	Deficit Accumulated During Development Stage	Total
	No. of Shares	Amount

Balance, December 31, 2005	2,570,000	$2,570	$206,474	$(232,018)	$(22,974)

Net Loss				$(2,875)	$(2,875)

Balance, June 30, 2006	2,570,000	$2,570	$206,474	$(234,893)	$(25,849)

See accompanying notes

6

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows

For the Six Months Ended June 30, 2006 and 2005

And Inception to Date (March 2, 2000 to June 30, 2006)

(Unaudited)

Six Months ended June 30	Inception to Date 3/2/00 to 6/30/06
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,875)	$(4,817)	$(234,893)

Adjustments to reconcile net loss to net cash used by operating activities:

Write-off of assets	-	-	$162,115
Common Stock issued for services			$37,570
Interest expense added to note payable to shareholders	$653		$653

Changes in operating assets and liabilities:
Accounts payable	322	$1,367	$2,337
Accounts payable – related parties	$1,900	$3,450	$22,959
Net cash used by operating activities	-	-	$(9,259)

CASH FLOWS FROM INVESTING ACTIVITIES
Software development	-	-	$(12,115)
Net cash used by investing activities			$(12,115)

NET INCREASE IN CASH AND CASH EQUIV			$100

Cash and cash equivalents, beginning of period	$100	$100	-
Cash and cash equivalents, end of period	$100	$100	$100

6

Six months ended June 30	Inception To Date 3/2/00 to 6/30/.06
	2006	2005	6/30/06
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$	$	$
Income Taxes	-	-	-

Non-cash activities:
Common stock issued to IBF for:
-----services (shown above)			11,000
-----software development			109,000
-----equipment			5,000
Common stock for services (shown above)			26,570
Common stock for equipment			11,000
Common stock for software development			25,000
Equipment depreciation for software development			16,000
Accounts payable – shareholders converted to note			20,063

See accompanying notes

6

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

(unaudited)

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION – Cyber Law Reporter, Inc., (A Development Stage Company) (“the Company”) was incorporated in Texas on March 2, 2000 for the purpose of developing and delivering online legal information services to businesses and consumers. The Company registered as a reporting company under the Securities Act of 1933 by filing a report on form SB-2 that became effective August 6, 2002. As of December 31, 2003, the Board of Directors determined that a change of business purpose was in the best interests of the shareholders and reached agreement with the Company’s Chairman and CEO for him to forgive the debt owed to him in exchange for the assets and intellectual property of the Company related to the old business plan. See Note C below. On August 4, 2005, the Company became listed on the over-the-counter bulletin board under the symbol CYLW.   As more fully explained below, on May 15, 2006, the Company entered into a Letter of Intent to purchase Exousia Corporation (“Exousia”), a Houston, Texas based manufacturer and distributor of proprietary-engineered resins, additives and specialty products for commercial and manufacturing applications.

CONDITIONS AFFECTING ONGOING OPERATIONS – As of June 30, 2006, the Company had not commenced commercial operations, is a development stage enterprise, and has devoted substantially all of its efforts to product development, financial planning, raising capital and identifying business opportunities. The Company is subject to the risks associated with development stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets. Without additional funding, the Company will be unable to complete its development phase and commence operations. The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to grow through merger and acquisition opportunities. Consequently, the Company is currently dependent upon external or shareholder debt and equity financing to continue its current level of activities. The Company's internally generated cash flows have historically been and continue to be insufficient for the Company's cash needs. For the present and foreseeable future the Company will be required to obtain additional debt or equity financing to remain in business. New debt or equity capital may contain provisions that could suppress future stock prices further, or cause significant dilution to current shareholders and increase the cost of doing business. In the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations. Because the Company has no working capital, current operating costs are being met by Goldbridge Capital LLC, a company related by common ownership.

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

INTERIM RESULTS - The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations adopted by the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the financial statements and notes thereto included in the annual report on Form 10-KSB of the Company for the year ended December 31, 2005.

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

INCOME TAXES – The Company has had losses since inception and, therefore, has not been subject to federal income taxes. As of June 30, 2006 and December 31, 2005, the Company estimates an accumulated net operating loss (“NOL”) carryforward of approximately $235,000 and $232,000, respectively, resulting in a deferred tax asset of approximately $79,000 as of both dates. These carryforwards begin to expire in 2020. Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities and the uncertainty that the Company will ever achieve profitability, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes. A valuation allowance has been established to fully offset the deferred tax assets.

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

With the abandonment of its old business plan, the Company realized value in excess of the full book value of its software and hardware related to its then current business plan from the forgiveness of debt owed to its Chairman. See Note C below. The Company has no long-lived assets as of June 30, 2006 or December 31, 2005.

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

NOTE D - NOTES AND ACCRUED INTEREST PAYABLE TO SHAREHOLDERS

In January 2006, the account payable to Goldbridge Capital LLC (for costs of the Company that had been paid by Goldbridge) was converted into notes totaling $20,963 payable to the former Goldbridge members, all of whom are shareholders in the Company. Included in this amount are notes payable to Mr. Gilchrist, the Company’s Chairman, and Mr. Carroll, the then Acting Principal Accounting Officer, of $7,861 each. The $20,963 in notes bear interest at an annual rate of six percent and have a maturity date of June 30, 2006.  The notes have been extended to September 30, 2006.  Through June 30, 2006 interest of $653 had been accrued and included in “Notes and accrued interest payable – related parties” on the accompanying balance sheet at June 30, 2006.

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

At inception, the Company entered into a Management Contract and Business Services Agreement with The Internet Business Factory, Inc. (IBF) to provide support services, financing, software development, equipment, staff and incubation services for the development of its business plan. The Company’s primary founder, CEO and Chairman of the Board is also the founder and CEO of IBF. He is the beneficial owner of over 40% of the Company’s equity and a controlling shareholder of IBF as well. The Company issued 500,000 shares of its $.001 par value common stock valued at $0.25 per share to IBF at inception for services to be provided. These shares were fully vested and non-forfeitable when issued. Billings for services, equipment payments, and overhead totaling $106,844 were rendered in 2000 and $18,156 in 2001. IBF supplied personnel for the Company including management, marketing and product development staff. In addition, it has provided or paid for Web development, Web hosting, bandwidth and other development expenses incurred. There have been no charges from IBF since 2002.

NOTE F - SHAREHOLDERS’ (DEFICIT) EQUITY

All shares of common stock issued by the Company were fully vested and non-forfeitable when issued. The Company has never issued any options, warrants or other classes of stock.

Item 2 - Management's Discussion and Analysis and Plan of Operation.

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

Plan of Operations

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

We will have to succeed in debt or equity financing activities in the months ahead in order to implement the new business plan.  If the Company acquires Exousia Corporation, we will need to raise a significant amount of capital to fund the operations of Exousia.  We do not currently have a facility in place to fund the operations of the acquisition, should it occur.  If we do not raise the capital required, it is unlikely that we will remain in business.

Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until then, we intend to rely upon our shareholder and other external sources for liquidity, if any.

New Business Plan – Acquisition of Exousia Corporation

On May 15, 2006, the Company signed a Letter of Intent to acquire Exousia Corporation,  a Houston, Texas based manufacturer and distributor of proprietary-engineered resins, additives and specialty products for commercial and manufacturing applications.  Exousia currently produces three broad categories of materials: 1) Proprietary, patented polymers used in the manufacture of plastics, 2) additives for other materials and 3) specialty products used in various applications, mostly photo luminescent coatings and flame retardants.

If the acquisition of Exousia Corporation is approved by the Boards of Directors of both companies, the Company will acquire all of the outstanding shares of Exousia in a one-for-one stock exchange in which the shareholders of Exousia will exchange all of the issued and outstanding shares of Exousia (approximately 40 million shares) for an equal number of shares in the Company.

In addition, the Company will issue a note in the amount of $480,000, with a forced conversion to common stock at $0.50 per share upon attainment of a $1.00 stock price for twenty consecutive trading days.

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

Liquidity and Capital Resources

As of June 30, 2006, we had total assets of $100 and $25,949 in current liabilities. As of December 31, 2005 we had total assets of $100 and $23,074 in current liabilities. We incurred net losses of $2,875 and $4,817 for the six months ended June 30, 2006 and 2005, respectively. Cash flow from operating activities for the six months ended June 30, 2006 was nil as the $20,963 account payable to Goldbridge Capital was refinanced with notes payable to the former Goldbridge members in January, 2006 and additional operating expenses incurred during the second quarter were paid for by Goldbridge Capital.  Cash flow from operating activities was nil for the six months ended June 30, 2005.

As of June 30, 2006 we do not have significant financial commitments or capital requirements we must meet to continue operations, other than the $25,949 in current liabilities. Our current expenditure demands primarily relate to maintaining our public reporting requirements. However, we will need cash to implement our business plan.

We will have to succeed in our financing activities in the year ahead in order to implement the new business plan. Our working capital requirements and cash flow from operations are expected to vary from quarter to quarter, depending on the success of marketing activities, operating expenses, capital expenditures and other factors. We will need to raise substantial additional capital in order to succeed and to continue in business. Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until then, we intend to rely upon our shareholder commitment and other external sources for liquidity, if any. As of June 30, 2006, our sources of external and internal financing are limited.

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

Item 3 - Controls and Procedures.

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

PART II – Other Information

Item 1 – Legal Proceedings

The Company is currently party to no legal proceedings.

Item 2 – Changes in Securities

The Company has issued no additional common stock during the three months ended June 30, 2006.

Item 3 – Defaults upon Senior Securities

Not applicable

Item 4 – Submission of Matters to a Vote of Security Holders

Not applicable

Item 5 – Other Information

Not Applicable

Item 6 – Exhibits and Reports on Form 8-K

We filed no forms 8-K during the period covered by this Form 10-QSB.

Exhibits

Exhibit 31.1 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

6

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, here unto duly authorized.

CYBER LAW REPORTER, INC.

Date: August 14, 2006

/s/ Jon Gilchrist

Jon Gilchrist, CEO

6