Form 10QSB
period 2006-09-30
CYBER LAW REPORTER INC
filed 2006-11-16
CIK 1136868

United States Securities Exchange Commission

Washington, D.C.  20549

Form 10-QSB

[X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[

]

TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from

 to

Commission File Number: 333-87696

Cyber Law Reporter, Inc.

(Exact name of small business issuer as specified in its charter)

Texas

76-0636625

(State or other jurisdiction of incorporation or organization)

IRS Employer Identification No.

11746 Wickchester

Houston, TX  77043

(Address of principal executive offices)

(713) 249-1428

(Issuer’s telephone number)

Check whether the issuer  (1) filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X  ]  Yes    [    ]  No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  2,774,000 as of  October 31, 2006.

5

5

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

Balance Sheets

	September 30 2006 (Unaudited)	December 31 2005
ASSETS

Cash and cash equivalents	$ 30	$ 100
Exousia Corporation note and accrued interest receivable	93,081	-
Debt issuance costs, net of amortization of $5,142	28,817	-

Total current assets	121,928	100

TOTAL ASSETS	$ 121,928	$ 100

LIABILITIES AND SHAREHOLDERS' DEFICIT
Accounts payable	$ 8,587	$ 2,015
Accounts payable - related parties	1,996	21,059
Notes and accrued interest payable	93,119	-
Notes and accrued interest payable - related parties	21,973	-

Total current liabilities	125,675	23,074

SHAREHOLDERS' DEFICIT
Common stock $0.001 par value, 50,000,000 shares authorized; 2,754,0002 and 2,570,000 shares issued and outstanding at 9/30/06 and 12/31/05 respectively	2,754	2,570
Additional paid-in capital	240,249	206,474
Deficit accumulated during the development stage	(246,750)	(232,018)
Total shareholders' deficit	(3,747)	(22,974)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 121,928	$ 100

See accompanying notes

5

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

Statements of Operations

For the Three and Nine Months Ended September 30, 2006 and 2005

And Inception to Date (March 2, 2000 through September 30, 2006)

(Unaudited)

Inception To Date 3/2/2000 to 9/30/2006
3 Months	9 Months
Ended Sept 30	Ended Sept 30
	2006	2005	2006	2005

Operating revenues	$ -	$ -	$ -	$ -	$ 100
Interest income	1,081	-	1,081	-	1,081

TOTAL REVENUES	1,081	-	1,081	-	1,181

EXPENSES
Accounting and legal	6,250	1,300	8,150	5,213	35,469
General and administrative	70	755	392	1,659	8,476
Management and consulting	-	-	-	-	443,600
Product planning	-	-	-	-	11,000
Amortization expense	5,142	-	5,142	-	5,142
Interest expense	1,476	-	2,129	-	28,642
Forgiveness of debt, net of asset writeoff	-	-	-	-	(284,398)

TOTAL EXPENSES	12,938	2,055	15,813	6,872	247,924

NET LOSS	$ (11,857)	$ (2,055)	$ (14,732)	$ (6,872)	$(246,750)

Basic and diluted net loss per share	Nil	Nil	Nil	Nil	$ (0.10)

Weighted average number of shares oustanding	2,680,543	2,570,000	2,607,253	2,570,000	2,494,177

See accompanying notes

5

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

Statement of Changes in Shareholders’ Deficit

For the Nine Months Ended September 30, 2006

(Unaudited)

Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total

Common Stock
	No. of Shares	Amount

Balance, December 31, 2005	2,570,000	$ 2,570	$ 206,474	$ (232,018)	$ (22,974)

Shares issued in connection with debt offering	184,000	184	33,775	-	33,959

Net Loss	-	-	-	(14,732)	(14,732)

Balance, September 30, 2006	2,754,000	$ 2,754	$ 240,249	$ (246,750)	$ (3,747)

See accompanying notes

5

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows

For the Nine Months Ended September 30, 2006 and 2005

And Inception to Date (March 2, 2000 to September 30, 2006)

(Unaudited)

Inception To Date 3/2/00 to 9/30/06
Nine Months Ended September 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (14,732)	$ (6,872)	$ (246,750)
Adjustments to reconcile net loss to net cash used by operating activities:

Write-off of assets	-	-	162,115
Amortization of debt issuance costs	5,142	-	5,142
Common stock issued for services	-	-	37,570

Changes in operating assets and liabilities:
Accrued interest receivable	(1,081)	-	(1,081)
Accrued interest payable - related parties	973	-	973
Accrued interest payable	1,119	-	1,119
Accounts payable	6,572	(943)	8,587
Accounts payable - related parties	1,937	7,815	22,996
Net cash used by operating activities	(70)	-	(9,329)

CASH FLOWS FROM INVESTING ACTIVITIES
Software development	-		(12,115)
Investment in note from Exousia Corporation	(92,000)		(92,000)
Net cash used by investing activities	(92,000)	-	(104,115)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-		-
Proceeds from convertible debt offering	92,000		113,474
Net cash provided by financing activities	92,000	-	113,474

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(70)	-	30

Cash and cash equivalents, beginning of period	100	100	-
Cash and cash equivalents, end of period	$ 30	$ 100	$ 30

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	-	-	-

Non-cash activities:
Common stock issued to IBF for:
--- services (shown above)	-	-	11,000
--- software development	-	-	109,000
--- equipment	-	-	5,000
Common stock for services (shown above)	-	-	26,570
Common stock for equipment	-	-	11,000
Common stock for software development	-	-	25,000
Equipment depreciation for software development	-	-	16,000
Accounts payable - shareholders converted to note	-	-	20,063

Common stock issued for debt issuer cost

                   33,959

Debenture funding directly to Exousia

     50,000

Reclass of Accounts payable to notes payable related parties

     21,059

See accompanying notes

5

CYBER LAW REPORTER, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

CONDITIONS AFFECTING ONGOING OPERATIONS – As of September 30, 2006, the Company had not commenced commercial operations, is a development stage enterprise, and has devoted substantially all of its efforts to product development, financial planning, raising capital and identifying business opportunities. The Company is subject to the risks associated with development stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets. Without additional funding, the Company will be unable to complete its development phase and commence operations. The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to grow through merger and acquisition opportunities. Consequently, the Company is currently dependent upon external or shareholder debt and equity financing to continue its current level of activities. The Company's internally generated cash flows have historically been and continue to be insufficient for the Company's cash needs. For the present and foreseeable future the Company will be required to obtain additional debt or equity financing to remain in business. New debt or equity capital may contain provisions that could suppress future stock prices further, or cause significant dilution to current shareholders and increase the cost of doing business. In the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations. Because the Company has negative working capital, current operating costs are being met by Goldbridge Capital LLC, a company related by common ownership.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for possible credit losses with respect to the note receivable that the Company carries on its balance sheet from Exousia Corporation. At September 31, 2006, management is of the opinion that all amounts due from Exousia Corporation are collectible, therefore no allowance for possible credit losses has been accrued at this time.

INTERIM RESULTS - The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations adopted by the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the financial statements and notes thereto included in the annual report on Form 10-KSB of the Company for the year ended December 31, 2005.

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

FINANCIAL INSTRUMENTS – FAIR VALUE – the carrying values of the Company’s financial instruments, which include cash and cash equivalents, note receivable, accounts payable and debt, approximate their respective fair values.

DEBT ISSUANCE COSTS – The Company capitalizes costs associated with the issuance of debt and amortizes those costs over the life of the related debenture.  As is explained in Note D to the financial statements, as of September 30, 2006, the Company had incurred costs of $33,959, entirely due from the value placed on shares of the Company’s common equity that were issued in connection with debt issued pursuant to the $500,000 Private Placement Memorandum.  At September 30, 2006, the Company had amortized $5,142 of these costs.

CONCENTRATIONS OF CREDIT RISK – Financial instruments that may potentially subject the Company to concentrations of credit risk including the Exousia Corporation Note and interest receivable and in the future may consist of trade receivables and cash. The Company places its cash with high credit quality financial institutions. At times in the future, such amounts may exceed the FDIC limits.

REVENUE RECOGNITION – With the abandonment of the Company’s old business plan, the Company has no current business to generate revenues.

INCOME TAXES – The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes. As of September 30, 2006 and December 31, 2005, the Company estimates an accumulated net operating loss (“NOL”) carryforward of approximately $246,000 and $232,000, respectively, resulting in a deferred tax asset of approximately $84,000 and $79,000, respectively.  These carryforwards begin to expire in 2020 if not financially utilized. Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities and the uncertainty that the Company will ever achieve profitability, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes. A valuation allowance has been established to fully offset the deferred tax assets.

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

With the abandonment of its old business plan, the Company realized value in excess of the full book value of its software and hardware related to its then current business plan from the forgiveness of debt owed to its Chairman. See Note C below. The Company has no long-lived assets as of September 30, 2006 or December 31, 2005.

NOTE B - PROPERTY AND EQUIPMENT

Prior to abandoning its original business plan, the Company owned software for internal use that was under development and a computer server. The server had been used for software development. Other computers and office equipment used by the Company are owned by The Internet Business Factory, Inc., (IBF) and charges for such equipment were included in costs billed to the Company by IBF. (At inception, the Company had entered into an agreement with IBF to provide support services, financing, software development, equipment, staff and incubation services for the development of its original business plan. See Note E.) The Company currently rents no office space, but has office space available through its primary founder, Chairman and CEO (Jonathan Gilchrist). On December 31, 2003 the Company abandoned its original business plan and exchanged all assets related to the original business plan in return for forgiveness of its debt owed to its Chairman and CEO. See Note C below.  The Company does not incur expenses for rent or equipment at this time.

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

NOTE D - NOTES AND ACCRUED INTEREST PAYABLE

Related Parties

In January 2006, the account payable to Goldbridge Capital LLC (for costs of the Company that had been paid by Goldbridge) was converted into notes totaling $20,963 payable to the former Goldbridge members, all of whom are shareholders in the Company. Included in this amount are notes payable to Mr. Gilchrist, the Company’s Chairman, and Mr. Carroll, the then Acting Principal Accounting Officer, of $7,861 each. The $20,963 in notes bear interest at an annual rate of six percent and have a maturity date of June 30, 2006.  The Notes are now due but the Company does not have adequate cash to repay them at this time nor is it anticipated that these notes will be called.  Through September 30, 2006 interest of $1,010 had been accrued and included in “Notes and accrued interest payable – related parties” on the accompanying balance sheet at September 30, 2006.

During the three months ended September 30, 2006, the Company issued convertible debt pursuant to a Private Placement Memorandum created to provide short-term operating capital for Exousia with whom the Company has signed a letter of intent to acquire.  Of the $92,000 of debentures sold, $60,000 was sold to affiliates of Cyber Law Reporter, who received two shares for each $1.00 invested pursuant to the terms of the Offering.  The terms of these instruments are as follows:

*	The debenture pays 8% simple interest at maturity.
*	The notes mature 12 months after issuance. As of September 30, 2006, the notes issued vary in maturity dates from August 17, 2007 to September 19, 2007.
*	The debenture holder receives two common shares for every dollar invested in the debt instrument.
*

The debenture holder receives the right to convert the debt into equity at the election of the Investor at the equity price negotiated by the Company for the first round of equity funding subsequent to the acquisition of Exousia.  For example, if the Company raises capital following the merger at $2.00 per share, the Investor can elect to convert the debt to common stock at that price or to hold the Note to maturity.

*	All of the proceeds raised under this agreement have been and will be loaned to Exousia. The Company has received from Exousia a note, the terms of which are described in Note G.

As of September 30, 2006, the Company had raised $92,000, of which $60,000 was purchased by affiliates of Cyber Law Reporter pursuant to this Private Placement Memorandum and has accrued interest payable to debenture holders in the amount of $1,119.

In connection with the debt issuance, the Company issued 184,000 common shares which were valued at $0.185 per share.  The value of these shares were capitalized and are presented on the balance sheet as “Debt Issuance Costs”.  This value is amortized over the life of the debentures.

The per-share value of the Company’s common stock was deemed to be market value of a so-called publicly-held “shell” company, less the Company’s total liabilities, divided by the number of common shares outstanding.

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

As described in Note D, the Company issued 184,000 common shares in connection with the debt instruments issued to raise operating capital for Exousia Corporation.  These shares were valued at $33,959 and have been recorded as a deferred debt issuance cost.

NOTE G – NOTE RECEIVABLE FROM EXOUSIA

The proceeds of the debt issuance discussed in Notes D & F have been forwarded to Exousia to provide short-term working capital.  In exchange for the forwarding of the proceeds, Exousia  gave the Company a note with the following terms:

*

The Note bears simple interest at 8%.
*

Principal and interest are due and payable the earlier of (a) twelve months following the date upon which Cyber Law Reporter receives funds from its debenture holders (referenced in Notes D & F) or (b) the date upon which Exousia has received financing in an aggregate amount greater than $3 million.

*	The note contains a provision for a penalty of 4% of any payment that is five days late or more.

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

Plan of Operations

Other than the shareholder commitment later described and the Private Placement Memorandum described in Note D, we have not entered into negotiations with any funding or financing source at this time and we do not know what terms would be available to us under any one of the other financing options. Significant dilution could occur as the result of any future financing, see Note D to the accompanying financial statements, and this would reduce the value of our outstanding shares. We cannot project the future level of dilution that may be experienced by investors as a result of our future financings but it could significantly affect the value of our shares.

We will have to succeed in debt or equity financing activities in the months ahead in order to implement the new business plan.  If the Company acquires Exousia, we will need to raise a significant amount of capital to fund the operations of Exousia.  We do not currently have a facility in place to fund the operations of the acquisition, should it occur.  If we do not raise the capital required, it is unlikely that we will remain in business.

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

New Business Plan – Acquisition of Exousia Corporation

On May 15, 2006, the Company signed a Letter of Intent to acquire Exousia,  a Houston, Texas based manufacturer and distributor of proprietary-engineered resins, additives and specialty products for commercial and manufacturing applications.  Exousia currently produces three broad categories of materials: 1) Proprietary, patented polymers used in the manufacture of plastics, 2) additives for other materials and 3) specialty products used in various applications, mostly photo luminescent coatings and flame retardants.

If the acquisition of Exousia Corporation is approved by the Boards of Directors of both companies, the Company will acquire all of the outstanding shares of Exousia in a one-for-one stock exchange in which the shareholders of Exousia will exchange all of the issued and outstanding shares of Exousia (approximately 40 million shares) for an equal number of shares in the Company.  Upon the completion of the acquisition of Exousia, the current officers and directors of the Company will resign from their positions and the shareholders of the Company will select a new Board of Directors which will appoint officers for the Corporation.

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

Liquidity and Capital Resources

As of September 30, 2006, we had total current assets of $121,928 consisting of cash in bank, a note receivable from Exousia, debt issuance costs and $125,675 in current liabilities. As of December 31, 2005 we had total assets of $100 and $23,074 in current liabilities. We incurred net losses of $11,857 and $6,872 for the nine months ended September 30, 2006 and 2005, respectively. Cash consumed from operating activities for the nine months ended September 30, 2006 was $70.

We will need cash to implement our business plan.  We will have to succeed in our financing activities in the year ahead in order to implement the new business plan. Our working capital requirements and cash flow from operations are expected to vary from quarter to quarter, depending on the success of marketing activities, operating expenses, capital expenditures and other factors. We will need to raise substantial additional capital in order to succeed and to continue in business. Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until then, we intend to rely upon our shareholder commitments and other external sources for liquidity, if any, in addition to any additional sale of debentures under our current Reg. D Offering. As of September 30, 2006, our sources of external and internal financing are limited.  The sale of additional debentures will result in the issuance of additional shareholders which will dilute exisitng shareholders.

Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we do not have significant cash or other material liquid assets, nor do we have an established source of revenue sufficient to cover our operating costs and to allow us to continue as a going concern. We may, in the future, experience significant fluctuations in our results of operations. We will be required to obtain additional debt and equity financing or our illiquidity could suppress the value and price of our shares if and when a market for those shares becomes active. However, our future offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficient to fund operations and meet the needs of our business plan. Our current working capital is not sufficient to cover expected cash requirements for 2006 or 2007 or to bring us to a positive cash flow position. It is possible that we will never become profitable and will not be able to continue as a going concern.

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

Item 2 – Changes in Securities

The Company has issued common stock to investors who have invested in its current debenture offering at a ratio of two shares of common stock for each $1 dollar of debentures purchased.  As of September 30, 2006 $92,000 in debentures had been purchased and 184,000 shares have been issued.

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

Exhibits

Exhibit 31.1 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

5

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, here unto duly authorized.

CYBER LAW REPORTER, INC.

Date:	November 14, 2006	Date:	November 14, 2006

Signature:	/s/ Jon Gilchrist	/s/ Jon Gilchrist
	Jon Gilchrist, CEO	Jon Gilchrist, CFO

5