Form 10KSB
period 2006-12-31
CYBER LAW REPORTER INC
filed 2007-04-13
CIK 1136868

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-KSB

[ Ö ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 333-87696

EXOUSIA ADVANCED MATERIALS, INC.
(Exact name of registrant as specified in its charter)

Texas	76-0636625
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1240 Blalock Rd, Suite 150 Houston, TX	77055
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (832) 236-0090

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: Common Stock $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [ Ö ] No [ ]

Check if there is no disclosures of delinquent filers in response to Item 405 of Regulations S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ Ö ]

The issuer’s total revenues for the year ended December 31, 2006 were $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of February 1, 2007, the common equity closed at $2.00 per share. On that date 8,034,000 shares with a market capitalization of $16,068,000 were held by non-affiliates.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ Ö ]

FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains “forward-looking statements” relating to Exousia Advanced Materials, Inc. (“Exousia” or the “Company”) which represent Exousia’s current expectations or beliefs including, but not limited to, statements concerning Exousia’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipate”, “intend”, “could”, “believe”, “if”, “future”, “ plans”, “propose”, “expect”, “hope”, “ endeavor”, “seek”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of Exousia to implement its growth strategy and competition, certain of which are beyond Exousia’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and Exousia undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Company Overview

Exousia Advanced Materials, Inc., (a Development Stage Company) (“Exousia” or the “Company”), formerly Cyber Law Reporter, Inc., was incorporated in Texas on March 2, 2000. The Company registered as a reporting company under the Securities Act of 1933 on August 6, 2002. The Company is listed on the over-the-counter bulletin board under the symbol EXOU.OB. The name of the Company was changed to Exousia Advanced Materials, Inc. on January 11, 2007.

Exousia develops new advanced materials using proprietary combinations of plastic and rubber molecules and develops engineered resins, additives and specialty products. These engineered materials may have a broad range of uses including the manufacture of specialty plastics and as additives to other materials using Exousia’s proprietary technologies. It is anticipated that the first applications of Exousia’s materials will be in the manufacture of recreational vehicles, marine applications and applications for the transportation industry.

Exousia’s future business growth, if any, will be driven by the ability of its new products to increase the cost-effectiveness of its clients while delivering performance enhancements such as increased strength, durability and performance.

The core business of Exousia will be the development of new applications for its engineered materials and the testing of those materials through the creation of product prototypes for various industry partners. When and if a potential application has been identified, Exousia will work with the industry partner to develop the materials design and product characteristics needed by that manufacturer. Then, prototypes of the product will be developed for testing. If the prototype made from Exousia’s engineered materials meets the manufacturer’s needs, Exousia will then enter into an agreement to manufacture and deliver to that manufacturer the raw material needed to manufacture this product using Exousia’s proprietary materials.

Reverse Merger with Exousia Corp.

Effective December 31, 2006, Exousia Advanced Materials, Inc. (formerly Cyber Law Reporter, Inc.) entered into a definitive Stock Exchange Agreement with Exousia Corp. (“Exousia Corp.”). The agreement provided for the acquisition of all of the issued and outstanding common stock of Exousia Corp., consisting of 24,899,245 shares, in exchange for an equal number of shares of Cyber Law Reporter. Prior to the closing of this transaction, Cyber Law Reporter had 3,534,000 shares issued and outstanding and subsequent to the transaction it had 28,433,245 shares issued and outstanding. The exchange resulted in a change of control and is accounted for as a reverse merger. Accordingly, the operating history of the legal acquirer, Cyber Law Reporter, has been replaced by the operating history of the accounting acquirer, Exousia Corp.

The prior directors of Cyber Law Reporter resigned effective at the close of business on December 31, 2006 and J. Wayne Rodrigue, Lane Brindley and Joseph W. Stanton were appointed to fill vacancies on the Board of Directors.

Exousia Corp. is a Nevada corporation formed on May 2, 2005. It will be operated as a wholly owned subsidiary of Exousia Advanced Materials, Inc.

Exousia has a wholly-owned subsidiary, AGROS Development I, LLC (“Agros”), which was formed to become the general partner in real estate development projects through Les Maisons du Lac Interests, Ltd., of which Exousia is a limited partner. This project is more fully described in Note H to the financial statements. As of December 31, 2006, neither Agros, nor Les Maisons du Lac, Ltd., the limited partnership of which Agros is general partner, had opened any operating bank accounts and, aside from the general partnership agreement itself, had not entered into any agreements, nor conducted any operations or financial transactions. Les Maisons du Lac, Ltd. has also been consolidated into these financial statements.

As is more fully described in Note G to the financial statements, Exousia is currently in negotiations with Re-Engineered Composite Systems, LLC (“RECS”) and Engineered Particle Systems, LLC (“EPS”), both Texas limited liability companies having common ownership with Exousia Corp., to acquire the intellectual properties described below and other assets of those entities. It is not certain at this time that negotiations with these entities will be successful or that we will be successful in utilizing the following described intellectual properties.

Principal Products

Thermoplastic Elastomers - This proprietary technology allows us to cross-link rubber and plastic molecules to develop unique materials. Thermoplastic elastomers form strong and resilient interfacial bridges between vulcanized rubber and thermoplastic resin molecules. This technology gives us the ability to produce new thermoplastic elastomer materials from rubber materials and plastic and to overcome existing problems of poor strength and performance that exist in the materials produced by many of our competitors.

We believe this product will find high-volume applications in the automotive, home building, recreational vehicle, marine and household goods industries. The product will also be tested as a replacement for wood, fiberglass, luan and other plastics for a wide range of applications. The product we manufacture will be sold primarily in pellet form in bulk to the end users. The manufacturers will then form, mold or extrude the material into the form they need for their products.

Vistamer® Rubber - Starting with a ground particulate rubber that has been surface-activated by a patented and proprietary reactive gas treatment process, we create non-migrating engineered particles using Vistamer® RW rubber with characteristics that include superior adhesion and ease of dispersion. Adding VISTAMER® rubber to urethanes, polysulfide, nitrile rubber and other polymers reduces costs, improves adhesion, and creates new materials with enhanced performance. Products where this technology may be applied include urethane foam, cast wheels and rollers, non-pneumatic tires, coatings, linings, adhesives, shoe soles, and an array of other products. Other applications include adding this material to strengthen coatings, adhesives and epoxies.

This product is delivered as granulate or powder and is sold to the manufacturer by Exousia in bulk. It will also be integrated into other engineered materials designed by Exousia as an ingredient.

Structural Components - The Company has developed a multi-layered panel manufacturing process that allows us to develop a composite “sandwich” consisting of urethane foam, carbon spheres and our proprietary Vistamer® product to create a panel that competes with marine plywood. It is, on average, 50% lighter than marine plywood while providing higher impact resistance. It provides protection against harsh weather and UV radiation. This product can be used in targeted applications where plywood is currently used. In addition, the company expects to manufacture structurally insulated panels that will be used in the home construction industry at the manufacturing facility it hopes to acquire in Elkhart, Indiana during the second quarter of 2007.

A few examples of Exousia’s product applications include:

•
Laminated panels for the construction of recreational vehicles which may have the capability of replacing fiberglass panels currently used by many manufacturers. This is a multi-billion dollar industry where the Company hopes it can gain meaningful market share, however, there is no assurance that we will be able to achieve this goal.

•
Flooring and structural components for marine applications. For example, the Company currently has a client testing its prototype material for the flooring of pontoon boats. If the company’s product is selected by this manufacturer after testing, it will become a significant customer for the Company.

•
Structural components, including walls and floors for truck boxes and shipping containers. The Company is currently field testing a prototype truck box for a potential client to use as an alternative to the traditional wood and metal truck boxes most commonly used in the industry. The Company is also discussing the use of its materials for the construction of shipping containers with a potential manufacturer.

•	Luan (Philippine Mahogany) replacement material developed for the recreational vehicle industry. We believe this product will reduce both vehicle weight and manufacturing costs.
•	Automotive bumpers and body component systems.

Our plan for growth through acquisition

In addition to the development of its proprietary engineered materials, Exousia plans to grow through the strategic acquisition of business partners where its products, if and when commercialized, can be applied, manufactured and sold. We believe this will allow the Company to demonstrate the strength of its materials through its proprietary operations.

Product Spectrum Group, Inc. -  In October, 2006, the Company entered into a binding letter of intent to purchase the assets of Product Spectrum Group, Inc. (“PSG”), located in Elkhart, Indiana. It is an 18-year-old laminating company and a manufacturer of structurally insulated panels (“SIPS”). It’s products have been sold in the US, Israel, China, and Taiwan.

PSG provides engineering and consulting services to the recreational vehicle and manufactured housing industries, concentrated in the Elkhart vicinity, with a specialty in lamination technologies. In addition, PSG designs and manufactures parts and kits for motor homes. It also engineers SIPS panels used in home construction. These panels make it far faster to construct a traditional home. The panels consist of an inner and outer skin with a foam core. They have sufficient structural strength to replace traditional “stick-built walls” and allow a home to be constructed much more quickly.

PSG laminates extruded sheets made from our patented polymers to make floors, walls, and rooftops for use on recreational vehicles and cargo trailers. Our future plans also include the manufacture of SIPS panels by PSG for AGROS Real Estate, a division of Exousia discussed below.

Our binding letter of intent sets forth the following terms for the acquisition of Product Spectrum Group:

•	500,000 shares of Exousia restricted common stock will be issued as partial consideration for the assets purchased;
•	We will assume and retire up to $500,000 in liabilities currently owed by PSG to its banks and creditors;
•	We will pay additional cash compensation adequate to cover the Federal income tax due in regard to the payment of the 500,000 shares of our restricted common stock paid to acquire the assets.

Concurrently with this acquisition, we have agreed to acquire the manufacturing facility where PSG is located, which includes a 19,400 square foot building and a 4,000 square foot building. These buildings are situated on 3 acres of land located in an industrial area of Elkhart, Indiana.

Gross revenue for PSG was $1,130,026 for 2006.

The Little Trailer Company, Inc. - On November 2, 2006, the Company entered into a binding letter of intent to acquire the assets of The Little Trailer Company, Inc. (“LTC”) located in Elkhart, Indiana. LTC manufactures and sells small “teardrop” trailers and is currently prototyping a nineteen foot lightweight fifth-wheel RV trailer using extruded plastic sheets made from our patented polymers manufactured in Product Spectrum Group’s lamination factory, e.g., see above.

We expect to pay $900,000 in cash and 120,000 shares of our restricted common stock to acquire LTC.

Re-Engineered Particle Systems, LLC and Engineered Particle Systems, LLC - On September 30, 2006, the Company entered into a letter of intent to acquire the intellectual properties licensed by Re-Engineered Composite Systems, LLC (“RECS”) and Engineered Particle Systems, LLC (“EPS”). The Company is currently operating both RECS and EPS under operating agreements for management services, marketing services, and engineering services. These two entities were formed and managed by our founder and CEO, Wayne Rodrigue, and this acquisition will allow us to consolidate our intellectual property rights.

As of the present date, none of these acquisitions have been closed and there are no assurances that we will be able to close on any of these businesses.

Operating Structure:

If and when we have successfully completed the four acquisitions for which we have entered into letters of intent, as discussed above, we plan to operate through four business units.

These are as follows:
•	The Thermoplastic Olefins Group (“TPO”);
•	The Additives Group;
•	The Recreational Vehicle Group; and
•	The Real Estate Group (AGROS Real Estate).

AGROS Real Estate, a division of Exousia (“Agros”), plans to develop residential and commercial real estate using SIPs (structural insulated panels) technology developed and delivered through Product Spectrum Group, discussed above. We plan to manufacture and ship SIPs to the construction sites for quick erection of residential homes.

We have entered into a limited partnership, Les Maisons du Lac Interests, Ltd., with Blackstone, LLC to develop Agros’ first residential real estate project, Les Maisons du Lac, a proposed 100 home development located in Lake Charles, Louisiana. We formed Agros Development I, LLC, a wholly owned subsidiary of Exousia, to be the general partner of the limited partnership. Exousia and Blackstone, LLC each own a 50% limited partnership interest in Les Maisons du Lac Interests, Ltd.

Under the terms of the partnership agreement, Exousia is to provide SIPs panels for the houses and a sales team on site, and Blackstone, LLC is to manage all aspects of construction for the development. We plan to offer four models of homes ranging in size from 1250 sq. ft. to 1550 sq. ft, with prices ranging between $135,000 to $155,000 each. Construction is expected to start July 1, 2007.

Market Analysis and Analysis of Competition

The plastics industry is large and diverse. We are a small, development stage company seeking to establish the viability and applications for new engineered materials using cross-linked plastic and rubber molecules. Our competitors are generally divisions of large chemical companies with far more financing, staff and history than we have.

Exousia faces competition from a number of companies, including both direct and substitute products. Exousia’s RePoly resin competes directly with companies including Solvay Engineered Materials, Exxon’s Advanced Elastomer Division, A. Schulman, Inc. (SHLM), Basell Polyolefins, and a dozen or so other TPO and plastic manufacturers. One comparable competitor is Belgium-based Solvay, which manufactures a family of products through its high growth Specialty Polymers and Vinyls division. Solvay is a public company that trades in the US under the ticker SVYSY.

Exousia hopes to win supplier contracts by working with customers to engineer and deliver solutions for specific applications that deliver high performance and reduced cost. We believe key to gaining market share for these materials will be getting customers to replace the materials they are using now with superior materials we have designed for their applications.

Exousia believes that VISTAMER® is unique in the industry and offers a level of performance enhancement that will allow us to compete successfully against larger suppliers. Suppliers of substitute additive products that enhance the performance of polymer materials may compete with VISTAMER® but such competition will be product specific. In these cases Exousia believes that VISTAMER® will offer concrete benefits in performance and cost-effectiveness over our competition.

Our E CORE product is a unique building material that will compete primarily with plywood, or other products used in the same applications. E CORE avoids the wood preservatives of marine plywood, such as MDA, which are toxic to the environment and occasionally poisonous. Another structural material E CORE will compete directly against is Fiberglass Reinforced Plywood, or FRP. FRP panels are used in a wide range of automotive and marine applications in which E CORE may provide significant competitive advantages. Exousia acquired the underlying intellectual property of E CORE in early 2006.

Marketing Plan
Sales and Marketing Structure
Exousia plans to deploy a three-pronged distribution channel to drive sales and marketing: 1) direct sales, 2) distribution channel partners, and 3) application initiatives. Exousia will endeavor to establish a direct business development and sales team whose mission is to identify and develop “A-List” customers. The direct sales portion of our plan includes application engineering and support staff to accommodate each customer’s needs. Exousia anticipates creating custom-engineered formulations for individual applications. Through direct sales Exousia hopes to supply major users of its advanced materials, and develop applications directly on behalf of key customers and markets.

The second element of Exousia’s planned distribution channel will consist of the development of relationships with independent, industry distributors and value-added resellers (VARs) who identify and develop applications and customers using Exousia products. These will typically be non-exclusive relationships in which Exousia would provide minimal product engineering support. Under the plan, either the product will sell in its original form, or a VAR will work between Exousia and the customer to engineer a custom solution. Distributors and VARs will be essential to give Exousia the broad market coverage and visibility necessary to build a sales foundation and establish our market presence.

The third element of Exousia’s planned distribution channel will be the development of specific applications for our materials. It is important that Exousia continue to develop applications, either in conjunction with customers or independently with the intent of finding industry partners. Therefore, in situations where there exists a particularly sizable application for Exousia materials, especially opportunities where the application is not being supplied, Exousia may choose to both develop and commercialize the application.

An example of the third element of our distribution channel is seen in our planned acquisitions of Product Spectrum Group and The Little Trailer Company. We plan to manufacture the plastic pellets that will ultimately become part of the RV’s manufactured by The Little Trailer Company. After the pellets are formed into sheets by an independent sheet extruder, they go to Product Spectrum Group where the panels that are used to construct the trailers are laminated. The Little Trailer Company then manufactures its trailers and 5th wheel RV’s. By using this process, we hope to earn a profit on the manufacture of the plastic pellet; the lamination of the panels by Product Spectrum Group, and the sale of the finished product by Little Trailer Company.

Marketing Strategy

Exousia’s marketing strategy will be to establish a “beachhead” within key application markets by developing and validating the applications, and then building relationships with leading manufacturers and relevant distribution channels. We plan to initiate this procedure in two industries: the recreational vehicle industry, which is centered in Elkhart, Indiana and the home construction industry.

By acquiring both Product Spectrum Group and The Little Trailer Company, we hope to demonstrate the superiority of our materials over fiberglass type materials currently used pervasively in the industry. We will not have to wait for another manufacturer to test and adopt our materials. We will attempt to control the process by getting our materials into the market and onto the street faster. We hope that this will facilitate the sale of our materials and laminates to a number of other RV manufacturers. We hope the product will then have a proven application in the industry where its superiority can be demonstrated.

In a similar way, our structurally insulated panels (“SIPS”) are planned to be used in 2007 to commence construction of approximately 100 homes in Louisiana where hurricanes have created a shortage of affordable housing. In order to demonstrate the value of our SIPS panel systems, we hope to acquire and develop a 100 home development near Lake Charles, Louisiana. We have entered into a limited partnership with an established builder who will manage the construction of the homes. If the acquisition of PSG is successful, we hope this gives us a platform to demonstrate to other builders and developers the speed of construction and the quality of our SIPS construction system.

If we are successful in key markets, Exousia hopes to expand its range of materials supplied to that manufacturer, thereby increasing the value of each customer over time. For example, a manufacturer of RV’s might initially implement a composite as a wall substrate, and then expand its use to include flooring and interiors. The ultimate goal will be to attain maximum design-in within each customer’s respective product. For large customers, Exousia hopes to provide materials engineering to optimize the contribution to each customer’s production output.

Exousia hopes to develop traditional distribution channels, including distributors, value-add resellers (VARs), and manufacturer’ representatives. Distributors may provide us with access to smaller customers across a wide range of applications. Distributors are important customers as they often purchase in large quantities and require less engineering support. VARs and manufacturing representatives may provide customers with application engineering services, and serve smaller manufacturers.

Patents, Licenses and Royalty Agreements

Thermoplastic Elastomers
Re-Engineered Composite Systems, LLC (“RECS”) licensed from the University of Massachusetts Lowell (“UMASS”) the right to develop and sell products using certain thermoplastic elastomer technologies (the rights). Royalty payments to the UMASS are: 1.5% on sales up to $1 million, 2.25% thereafter on sales to $5 million, and 3.5% on sales over $5 million with minimum annual royalty payments of $60,000 in 2007 and $250,000 in 2008 and thereafter.

The Company is in negotiations with RECS to acquire the rights, subject to the obligations, from RECS. Exousia and RECS have common ownership and common management.

VISTAMER® RW Rubber
Engineered Particle Systems, LLC (“EPS”) licensed from Composite Particles, Inc. the right to develop and sell products using certain technologies in the field of surface modification of polymer and polymer-like substances (the rights). Royalty payments to Composite Particles, Inc. are 5% of gross sales.
The Company is in negotiations with EPS to acquire the rights, subject to the obligations, from EPS. Exousia and EPS have common ownership and common management.

Composite Hybrid Resin Panels
In consideration of the payment of 100,000 of the Company’s restricted common shares and an agreed royalty interest, the Company acquired rights to a patent entitled “Composite Hybrid Resin Panels, Molded Parts and Filler Enhanced Polymers Therefrom”. The agreement obligates the Company to pay a royalty equal to 1 ½ percent of gross revenues of products derived from the technologies until the earlier of (a) aggregate total royalty payments equal $5 million or (b) December 31, 2012.

Photoluminescent Signage
In consideration of the payment of 100,000 our restricted common shares and an agreed royalty interest described below, the Company acquired rights to certain patents to certain photoluminescent signage technologies. The agreement obligates the Company to pay a royalty equal to 3% of gross revenues of products derived from the technologies until the earlier of (a) aggregate total royalty payments equal $5 million or (b) December 31, 2012.

Environmental Issues

As of December 31, 2006, the Company has not entered into its manufacturing or distribution phase and therefore there are no remediation costs accrued in these financial statements. In the future, the Company will determine the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities will be adjusted periodically as remediation efforts progress, or as additional technical or legal information becomes available.

Employees
The Company does not currently have written employment agreements with any employees. We currently employ four persons: Wayne Rodrigue, our CEO and Chairman; Lane Brindley, our President and a Director; Brenda Rodrigue, our Principal Chief Accounting Officer; and Loran White, the president of our Agros subsidiary.

Risk Factors

In addition to the other information in this Report on Form 10-KSB the following risk factors should be considered carefully in evaluating our Company and its business.

1. Limited Capital

We have limited capital and there can be no assurance that we will be able to raise the capital needed to carry on our business. We have incurred, and will continue to incur, operating losses for the foreseeable future. Even if we achieve profitability there can be no assurance that we can sustain or increase profitability on a quarterly or annual basis. Our failure to meet and realize our objectives may have a material adverse effect on our business, financial condition and results of operations, including failure as a business.

2. We Will Require Additional Capital to Develop and Market Our Products.

The development and marketing of our products will require the expenditures of significant capital. Additional capital will be required to acquire existing business centers in accordance with our expansion plans described herein. We expect to incur operating losses for the foreseeable future. Our actual working capital needs will depend upon many factors including, but not limited to, our progress and the success of our marketing and sales efforts and commercial acceptance of our products. We may seek to obtain additional capital through private or public debt or equity from the financings. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of the common stock. The sale of additional equity or convertible debt securities will result in additional dilution to existing shareholders. In addition, the issuance of debt securities will increase our cost to do business and will increase the risk or perceived risk to the Company. There can be no assurance that any additional financing will be available to us on acceptable terms if at all.

3. Competition

We face competition from other companies which are larger, better known and which have greater financial assets and resources than we have.

4. The Common Stock Has Experienced Limited Trading

The Company is traded on the Electronic Bulletin Boards under the symbol “EXOU.OB” (previously “CYLW”). It has experienced limited trading. Unless shares of the Company’s common stock become more broadly held and orderly markets develop and even thereafter, the prices of the stock may fluctuate significantly. Prices for the stock will be determined in the marketplace and may be influenced by many factors, including, but not limited to, the following:

*	The depth and liquidity, if any, of the markets for the Common Stock
*	Investor perception of the Company and the industry in which the Company participates
*	General economic and market conditions
*	Responses to quarter-to-quarter variations in operating results, if any
*	Failure to meet securities analysts' estimates
*	Changes in financial estimates by securities analysts
*	Announcements of significant acquisitions, strategic alliances, joint ventures or capital commitments, if any, by the Company or its competitors
*	Additions or departures, if any, of key personnel
*	Sales of Common Stock, if any
*	Accounting pronouncements or changes in accounting rules that affect the Company's financial statements
*	Other factors and events beyond the control of the Company

5. Potential Future Sales of Restricted Shares Could Depress the Market Price for our Common Stock.

28,433,245 shares of common stock were issued and outstanding as of December 31, 2006. We believe that approximately 25,863,245 of these shares are "restricted securities" as that term is defined in Rule 144 of the Securities Act of 1933, as amended. The possible sale of these restricted shares may in the future dilute an investor's percentage of freely tradable shares and may depress the price of the Company's common stock.

6. The Trading Price of our Common Stock Entails Additional Regulatory Requirements, Which May Negatively Affect Such Trading Price

Because our stock trades at under $5.00 per share, the trading in our common stock will be subject to the requirements of the ‘penny stock’ rules promulgated under the Securities Exchange Act of 1934. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share ("penny stock"), subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the common stock affected. As a consequence, the market liquidity of our common stock will be severely limited by these regulatory requirements.

7. We Do Not Expect to Pay Cash Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings, if any, for use in the operation and expansion of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future. We currently have no dividend paying capacity.

ITEM 2. DESCRIPTION OF PROPERTY

Exousia does not currently own any real property or any operating equipment. However, we hope to acquire property in the first half of 2007 based upon its current letters of intent.

Upon the closing of the planned acquisition of PSG, we hope to purchase the manufacturing facility and the land which PSG currently leases from Mr. Peter Noetel. The property consists of a 19,400 square feet processing facility and another 4,000 square ft building. These buildings sit on approximately three acres in an industrial park located in Elkhart, Indiana.

Second, we have entered into a letter of intent to acquire a small manufacturing facility located in El Campo, Texas. The facility is approximately 7,400 square feet and is located on 7.4 acres of land. This acquisition will include the equipment used to make certain plastic compounds and Vistamer® as discussed above.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently a party to any legal proceeding and is not aware of any anticipated claim against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 28, 2006 the shareholders of Exousia Advanced Materials, Inc. (formerly Cyber Law Reporter, Inc.) voted to approve the stock exchange agreement to be entered into on December 31, 2006 between Cyber Law Reporter and Exousia Corp. In addition, they authorized a class of preferred stock on January 11, 2007 and a name change of the Corporation to Exousia Advanced Materials, Inc.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our registration statement on Form SB-2 became effective on August 6, 2002. On August 4, 2005 our stock became eligible for trading on the over-the-counter bulletin board under the symbol CYLW. As of December 31, 2006 no active trading had commenced in our stock. Since becoming eligible for trading, the closing bid price has ranged between $0.10 and $1.01 per share. As of December 31, 2006 the closing bid price was $1.01 per share. Prior to the start of trading by the Company, the closing bid price was $0.15 per share. The ask price was $2,000.

Approximate Number of Holders of Common Stock

At December 31, 2006 there were 28,433,245 shares of our common stock outstanding, which were held by 68 shareholders of record.

Dividend Policy

We have not paid any dividends on our common stock, and it is not anticipated that any dividends will be paid in the foreseeable future. Our board of directors intends to follow a policy of using retained earnings, if any, to finance our growth. The declaration and payment of dividends in the future will be determined by our board of directors in light of conditions then existing, including our earnings, if any, financial condition, capital requirements and other factors. The Company currently has no dividend paying capacity.

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

Security Holders

At December 31, 2006 there were 28,433,245 shares of our common stock outstanding, which were held by 68 shareholders of record. The registration of shares by selling shareholders is discussed in detail in our prospectus which you may view at www.sec.gov or which you may request from the Company. We are authorized to issue up to 50 million shares of common stock with a par value of $0.001. Our stock has the following characteristics:

(i)
Voting Rights - Each of our shareholders of common stock is entitled to one vote for each share held of record on all matters submitted to the vote of stockholders, including the election of directors. All voting is noncumulative, which means that the holders of fifty percent (50%) of the shares voting for the election of the directors can elect all the directors. The Board of Directors may issue shares of previously authorized but unissued stock for consideration without stockholder action.

(ii)
Dividend Rights - The holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at such times and in such amounts as the Board of Directors may determine to be in the best interests of the shareholders.

(iii)	Liquidation Rights - Upon liquidation, the holders of the common stock are entitled to receive pro rata all of the assets available for distribution to common shareholders.

(iv)	Preemptive Rights - Holders of common stock are not entitled to preemptive rights.

(v)	No conversion rights, redemption rights or sinking fund rights exist for holders of the common stock.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We were incorporated on March 2, 2000 as a Texas corporation. Our principal office is located at 1240 Blalock Rd., Ste. 150, Houston, Texas. Any reference in this document to the “Company,” "our", “we” or “us” refers to Exousia Advanced Materials, Inc. We abandoned our prior business plan effective December 31, 2003 when we determined that a change of business purpose was in the best interests of the shareholders. Effective December 31, 2006, we entered into a definitive stock exchange agreement to acquire all of the issued and outstanding shares of Exousia Corp., and changed our name to Exousia Advanced Materials, Inc. We are focused on the development of engineered materials combining plastic and rubber molecules. This transaction resulted in a change of control which re-focuses the Company’s businesses on a new growth plan which includes:

Exploitation of Proprietary Technologies

Exousia plans to continue its development of new advanced materials using proprietary combinations of plastic and rubber and develops engineered resins, additives and specialty products. These engineered materials may have a broad range of uses including the manufacture of specialty plastics and as additives to other materials using Exousia’s technologies. The first applications of Exousia’s materials may be in the manufacture of recreational vehicles, marine applications and transportation. Exousia’s business growth will be driven by the ability of its new products, if any, to increase the cost-effectiveness of its clients while delivering performance enhancements such as increased strength, durability and performance.

The core business of Exousia may be the development of new applications for its engineered materials and the testing of those materials through the creation of product prototypes for various industry partners. When a potential application has been identified, Exousia will seek to work with an industry partner to develop the materials design and product characteristics needed by that manufacturer. Then, prototypes of the product will be developed for testing. If the prototype made from Exousia’s engineered materials meets the manufacturer’s needs, Exousia may then enter into an agreement to manufacture and deliver to that manufacturer the raw material needed to manufacture this product using Exousia’s proprietary materials.

Product Categories:

Thermoplastic Elastomers - This proprietary technology allows us to cross-link rubber and plastic to develop unique materials. Thermoplastic elastomers form strong and resilient interfacial bridges between rubber and plastic resin molecules. This technology gives us the ability to produce new thermoplastic elastomer materials from rubber and plastic resins and to overcome existing problems of poor strength and performance that exist in the materials produced by many of our competitors.

We hope this product will find high-volume applications in the automotive, home building, recreational vehicle, marine and household goods industries. We intend to also test this product as a replacement for wood, fiberglass, luan and other plastics for a wide range of applications. The product we plan to manufacture may be sold primarily in pellet form in bulk to the end users. The manufacturers then form, mold or extrude the material into the form they need for their products.

Vistamer® Rubber - Starting with a ground particulate rubber that has been surface-activated by a patented and proprietary reactive gas treatment process, we create non-migrating engineered particles using Vistamer® RW rubber with characteristics that include superior adhesion between particles and the surrounding polymer and ease of dispersion. Adding VISTAMER® rubber to urethanes, epoxies, and adhesives reduces costs, improves adhesion, and creates new materials with enhanced performance. Products where this technology may be applied include, include urethane foam, cast wheels and rollers, non-pneumatic tires, coatings, linings, adhesives, shoe soles, and an array of other products. Other applications include adding this material to strengthen coatings, adhesives and epoxies.

This product is delivered as granulate or powder and is sold to the manufacturer by Exousia in bulk. It may also be integrated into other engineered materials designed by Exousia as an ingredient.

Structural Components - The Company has developed a multi-layered panel manufacturing process that allows us to develop a composite “sandwich” consisting of urethane foam, carbon spheres and our proprietary Vistamer® product to create a panel that competes with marine plywood. It is, on average, 70% lighter than marine plywood while providing higher impact resistance. It provides protection against harsh weather and UV radiation. This product may be used in most applications where plywood is currently used. In addition, the company expects to continue to manufacture structurally insulated panels that will be used in the home construction industry at the manufacturing facility it plans to acquire in Elkhart, Indiana during the second quarter of 2007.

Growth Through Acquisitions

In addition to the development of its proprietary engineered materials, Exousia hopes to grow through the strategic acquisition of business partners where its products can be applied, manufactured and sold. This may allow the Company to demonstrate the strength of its materials through its proprietary operations.

Product Spectrum Group, Inc. - In October, 2006, the Company entered into a binding letter of intent to purchase the assets of Product Spectrum Group, Inc. (“PSG”), located in Elkhart, Indiana. It is an 18-year-old laminating company and a manufacturer of structurally insulated panels (“SIPS”). It’s products have been sold in the US, Israel, China, and Taiwan.

PSG provides engineering and consulting services to the recreational vehicle and manufactured housing industries, concentrated in the Elkhart vicinity, with a specialty in lamination technologies. In addition, PSG designs and manufactures parts and kits for motor homes. It also engineers SIPS panels used in home construction. These panels make it faster to construct a traditional home. The panels consist of an inner and outer skin with a form core. They have sufficient structural strength to replace traditional “stick-built walls” and allow a home to be constructed more quickly.

PSG laminates extruded sheets made of our patented polymers to make floors, walls, and rooftops of recreational vehicles and cargo trailers. Our future plans also include the manufacture of SIPS panels for AGROS Real Estate, a division of Exousia discussed below.

If this acquisition is successful, we will acquire the manufacturing facility where PSG is located, which includes a 19,400 square foot building and a 4,000 square foot building. These buildings are situated on 3 acres of land located in an industrial area of Elkhart, Indiana.

The Little Trailer Company, Inc. - On November 2, 2006, the Company entered into a binding letter of intent to acquire the assets of The Little Trailer Company, Inc. (“LTC”) located in Elkhart, Indiana. LTC manufactures and sells small “teardrop” trailers and is currently prototyping a nineteen foot lightweight fifth-wheel RV trailer using extruded plastic sheets made from our patented polymers manufactured in Product Spectrum Group’s lamination factory, e.g., see above.

Re-Engineered Particle Systems, LLC and Engineered Particle Systems, LLC -- On September 30, 2006, the Company entered into a letter of intent to acquire the intellectual properties licensed by Re-Engineered Composite Systems, LLC (“RECS”) and Engineered Particle Systems, LLC (“EPS”). The Company is currently operating both RECS and EPS under an operating agreements for management services, marketing services, and engineering services. These two entities were formed and managed by our founder and CEO, Wayne Rodrigue, and this acquisition will allow us to consolidate our intellectual property rights.

Plan of Operations. Our plan of operations consists of a multi-track execution strategy consisting of the development of new materials; the acquisition of strategic business components; the direct development of applications for our materials and the grooming of key relationships with potential manufacturing partners. We may not be successful in our efforts to achieve this strategy.

•

Our core business strategy rests on the development of new engineered materials using our proprietary processes and technologies. As we develop a new compound, if any, it will be tested and then possibly developed into product prototypes that can be tested by manufacturers. We hope to develop a continuous stream of new products and to develop a large number of prototypes for testing.

•

We have entered into letters of intent to acquire two businesses that we feel will provide application platforms for our materials. The first, Product Spectrum Group, specializes in the creation of laminates for the recreational vehicle industry in Elkhart, Indiana. Product Spectrum Group will use Exousia’s proprietary materials to manufacture panels that will be used by RV manufacturers to build their products. The second target acquisition for which we have entered into a letter of intent is The Little Trailer Company, also located in Elkhart, Indiana. The Little Trailer Company manufactures small RV trailers using materials manufactured by Product Spectrum Group. We hope these two acquisitions will close in the second quarter of 2007.

•

We will also seek to capitalize on the manufacturing capabilities and competencies of our target acquisitions. For example, we expect to create structurally insulated panels through our Product Spectrum Group acquisition. These panels allow homes to be constructed much more quickly than is possible with traditional construction methods. This platform may allow us to develop and test materials that can be used in the construction industry.

•

We may also continue to develop prototypes for manufacturers interested in purchasing our engineered materials for use in their products. For example, we are currently proto-typing flooring materials for marine applications and structural components for truck boxes.

AGROS Real Estate

AGROS Real Estate, a division of Exousia (“Agros”), may develop residential and commercial real estate using SIPs (structural insulated panels) technology developed and delivered through Product Spectrum Group, discussed above. As orders are placed, panels will be manufactured and shipped to the construction sites for quick erection of residential homes.

We have entered into a limited partnership, Les Maisons du Lac Interests, Ltd., with Blackstone, LLC to develop Agros’ first residential real estate project, Les Maisons du Lac, a 100 home development located in Lake Charles, Louisiana. We formed Agros Development I, LLC, a wholly owned subsidiary of Exousia, to be the general partner of the limited partnership. Exousia and Blackstone, LLC each own a 50% limited partnership interest in Les Maisons du Lac Interests, Ltd.

Under the terms of the partnership agreement, Exousia is to provide SIPs panels for the houses and a sales team on site, and Blackstone, LLC is to manage all aspects of construction for the development. We plan to offer four models of homes ranging in size from 1250 sq. ft. to 1550 sq. ft, with prices ranging between $135,000 to $155,000 each. Construction is expected to start July 1, 2007.

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

Evaluation as a going concern - As reflected in the accompanying financial statements, we have incurred continuing losses, have no operations prior to the acquisition of Exousia Corp. and limited liquidity. In or current and prior audits, we have received a going concern report from our auditors because we did not have sufficient liquidity, working capital, cash, and financing available to initiate profitable operations. Exousia currently has received a term sheet for a financing that we hope to close in the second quarter of 2007 totaling $6.5 million as discussed in greater detail below.

We will need to close the financing currently in process in order to have adequate capital to execute our business plan as described in this document. Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities.

Liquidity and Capital Resources

Prior to the Acquisition of Exousia Corp., we had no operations and we were a shell company as defined by the Securities Act. Upon the acquisition of Exousia Corp., we became an operating company. For financial reporting purposes, Exousia Corp. will be considered the accounting acquirer, which means that the financial history of Exousia will become the basis of our financial reporting rather than the operating results of Cyber Law Reporter prior to the date of the acquisition.

As of December 31, 2005, we had total assets of $16,225 and $42,091 in current liabilities.  As of December 31, 2006, we had total assets of $185,851 and $754,822 in current liabilities.  Our revenues for 2005 and 2006 were $ - 0 -. We had losses of $51,866 and $467,574 for the periods ending December 31, 2005 and 2006, respectively. Cash consumed in operating activities was $50,095 and $211,227 for the years ended December 31, 2005 and 2006, respectively.   As of December 31, 2006, our estimated monthly operating costs are $20,000. If we are able to ramp up our business in 2007, we expect our operating expenses to increase to approximately $1.2 million for the year.

Exousia Advanced Materials, Inc. (formerly Cyber Law Reporter, Inc.) had proceeds of $182,000 in 2006 from the sale of convertible notes to accredited investors. These Notes are for a twelve month term from the date of investment and bear interest at a rate of 8%. The Note Holders have the right to convert the Notes to equity at the price of the last equity round raised by the Company prior to the date of conversion. In addition, we granted two shares of restricted common stock for each $1.00 loaned to the Company as an incentive to the investors resulting in the issuance of 364,000 shares of common stock. Prior to and related to the acquisition of Exousia Corp., we issued a total of 600,000 shares of restricted common stock for services rendered prior to the acquisition related to our evaluation of the Exousia opportunity, the structuring of the acquisition, the value to be given for the acquisition and our evaluation of its future prospects. We issued 575,000 shares to Hepplewhite Corporation, of which Jonathan Gilchrist, our former president and chairman, is a controlling shareholder, which designated 50,000 shares to Angela Gilchrist, 50,000 shares to Kathy Godfrey and 25,000 shares to Anton Aleksandrov. In addition, 25,000 shares were issued to Robert Sarlay for providing Edgar filing services for the Company. The shares were valued at par value.

On December 14, 2006, prior to the date of the acquisition transaction, Exousia Corp. entered into a Letter of Intent for an equity financing of $2.5 million with Liberty Growth Fund, LP (“Liberty”). However, this financing has not and is not expected to close.

In addition, the Company has entered into a letter of intent with NW Financial, who has agreed to act as the underwriter and selling agent for a tax free Manufacturer’s Private Activity Bond in the face amount of $6,500,000. This bond financing is currently being prepared for approval by the Bond authority of the city of Elkhart and is expected to be sold early in the second quarter of 2007. The proceeds of this bond will be dedicated to the acquisition and expansion of Product Spectrum Group, Inc. in Elkhart, Indiana.

As of December 31, 2006 we do not have significant financial commitments or capital requirements that we must meet to continue operations, other than $62,910 in accounts payable.  Our current expenditure demands primarily relate to maintaining our public reporting requirements and payment of principal and interest on debentures and notes payable.  We will need cash to implement our new business plan.

We will have to succeed in our financing activities in the year ahead in order to implement a new business plan.  Our working capital requirements and cash flow from operations, if any, are expected to vary from quarter to quarter, depending on the success of marketing activities, operating expenses, capital expenditures and other factors.  Since inception, we have experienced negative cash flow from operations, and it is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities.

Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we do not have significant cash or other material liquid assets, nor do we have an established source of revenue sufficient to cover our operating costs and to allow us to continue as a going concern.  We may, in the future, experience significant fluctuations in our results of operations.   If we are required to obtain additional debt and equity financing or our illiquidity could suppress the value and price of our shares if and when trading in those shares develops.  However, our future offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficient to fund operations and meet the needs of our business plan.  Our current working capital is not sufficient to cover expected cash requirements for 2007 or to bring us to a positive cash flow position.  It is possible that we will never become profitable and will not be able to continue as a going concern.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Exousia Advanced Materials, Inc.

We have audited the accompanying consolidated balance sheets of Exousia Advanced Materials, Inc. and subsidiaries (a Development Stage Enterprise) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2006, the period from inception (May 2, 2005) to December 31, 2005, and the period from inception to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exousia Advanced Materials, Inc. and subsidiaries (a Development Stage Enterprise) at December 31, 2006 and 2005, and the consolidated results of their operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2006, the period from inception (May 2, 2005) to December 31, 2005, and the period from inception to December 31, 2006 in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company has incurred substantial losses during its development stage and is experiencing liquidity problems associated with its lack of operations and working capital, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

//S// HARPER & PEARSON COMPANY, P.C.
Houston, Texas
April 12, 2007

ITEM 7. FINANCIAL STATEMENTS

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
(Formerly Cyber Law Reporter, Inc.)
BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$ 41,535	$ 1,114
Due from acquisition targets:
- related	14,020	5,041
- unrelated	15,123	-
Prepaid expenses		10,070
TOTAL CURRENT ASSETS	70,678	16,225

NON-CURRENT ASSETS
Debt issuance costs, net of amortization of $15,912	66,269	-
Patent, net of amortization of $1,096	48,904	-

TOTAL NON-CURRENT ASSETS	115,173	-

TOTAL ASSETS	$ 185,851	$ 16,225

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 62,910	$ 10,841
Unearned revenues	4,093	-
Notes payable - shareholders	-	31,250
Notes and accrued interest payable to related parties	502,323	-
Debenture principal and interest payable to related parties	185,496	-
TOTAL CURRENT LIABILITIES	754,822	42,091

SHAREHOLDERS' DEFICIT
Common stock $0.001 par value, 50 million shares authorized; 28,433,245 and 2,570,000 shares issued and outstanding at 12/31/06 and 12/31/05 respectively	28,433	1,050
Additional paid-in capital	-	24,950
Deficit accumulated during the development stage	(597,404)	(51,866)
Total shareholders' deficit	(568,971)	(25,866)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 185,851	$ 16,225

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
(Formerly Cyber Law Reporter, Inc.)
STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2006, and for the Period from May 2, 2005 to December 31, 2005, and for the Period from May 2, 2005 to December 31, 2006

	Year Ended 12/31/06	May 2, 2005 to 12/31/05	May 2, 2005 to 12/31/06
REVENUES:
Sales	$ -	$ -	$ -
TOTAL REVENUES	-	-	-

EXPENSES
Compensation - officers and directors	103,480	1,000	104,480
General and administrative expenses	94,599	24,386	118,985
Professional fees	41,680	300	41,980
Research and development expenses	43,357	27,167	70,524
Depreciation and amortization	1,096	-	1,096

TOTAL OPERATING EXPENSES	284,212	52,853	341,009

OPERATING LOSS	(284,212)	(52,853)	(341,009)

OTHER INCOME (EXPENSE):
Impairment loss on value of patent	(180,000)	-	(180,000)
Interest expense to related parties	(3,905)	-	(3,905)
Interest income	583		583
Other income	-	987	987

NET LOSS	$ (467,534)	$ (51,866)	$ (519,400)

Basic and diluted net loss per share	$ (0.04)	$ (0.05)	$ (0.06)

Weighted average number of shares outstanding	13,148,797	1,027,572	8,304,295
The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
(Formerly Cyber Law Reporter, Inc.)

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
From May 2, 2005 to December 31, 2006

	Date	No. of Shares	Capital Stock	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total

Inception	05/02/05	$ -	$ -	$ -	$ -	$ -

Share issued at inception for services	05/02/05	1,000,000	1,000	-		1,000

Shares issued for cash	08/19/05	50,000	50	24,950		25,000

Net loss for period from inception through December 31, 2005					(51,866)	(51,866)

Balance, December 31, 2005		1,050,000	1,050	24,950	(51,866)	(25,866)

Shares issued for services	06/30/06	23,399,245	23,399	19,500		42,899

Shares issued for patents	07/28/06	200,000	200	229,800		230,000

Shares issued for cash	01/12/06	50,000	50	24,950		25,000
	01/18/06	50,000	50	24,950		25,000
	02/06/06	50,000	50	24,950		25,000
	02/22/06	50,000	50	24,950		25,000
	04/27/06	50,000	50	24,950		25,000

Shares issued in reverse merger to with Cyber Law Reporter, Inc.	12/31/06	3,534,000	3,534	(399,000)	(78,004)	(473,470)

Net Loss					(467,534)	(467,534)

Balance, December 31, 2006		28,433,245	$28,433	$ -	$ (597,404)	$(568,971)

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. ANDCONSOLIDATED SUBSIDIARIES
(Formerly Cyber Law Reporter, Inc.)

STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2006, and for the Period from May 2, 2005 to December 31, 2005, and for the Period from May 2, 2005to December 31, 2006

	Year Ended 12/31/06	May 2, 2005 to 12/31/05	May 2, 2005 to 12/31/06
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (467,534)	$ (51,866)	$ (519,400)
Adjustments to reconcile net loss to net cash used by operating activities:

Capital stock issued for services	42,899	1,000	43,899
Depreciation and amortization	1,096	-	1,096
Interest payable	(15,000)	-	(15,000)
Impairment of patent	180,000	-	180,000
Change in operating assets and liabilities:
---Prepaid expenses	10,070	(10,070)	-
---Unearned revenues	4,093	-	4,093
---Accounts payable and accrued liabilities	33,149	10,841	43,990

Net cash used by operating activities	(211,227)	(50,095)	(261,322)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans made to acquisition targets	(24,102)	(5,041)	(29,143)

Net cash used in investing activities	(24,102)	(5,041)	(29,143)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	125,000	25,000	150,000
Proceeds from debenture offering, net of cash costs	182,000		182,000
Shareholder loans	(31,250)	31,250	-
Net cash provided by financing activities	275,750	56,250	332,000
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	40,421	1,114	41,535

Cash and cash equivalents, beginning of period	1,114	-	-
Cash and cash equivalents, end of period	$ 41,535	$ 1,114	$ 41,535

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Note A - Summary of Significant Accounting Policies

Basis of Presentation

The financial statements contained herein include the accounts of Exousia Advanced Materials, Inc. (formerly Cyber Law Reporter, Inc.), Exousia Corp., Agros Development I, LLC and Les Maisons du Lac, Ltd. All intercompany transactions and balances have been eliminated.

On December 31, 2006, Cyber Law Reporter, Inc. acquired Exousia Corp. and subsidiaries. Since the shareholders of Exousia Corp. control the surviving entity, this transaction was accounted for as a reverse merger. Consequently, the operating history of Cyber Law Reporter, Inc. has been eliminated from the accounting records of Exousia Advanced Materials, Inc. (formerly Cyber Law Reporter, Inc.) by closing out the stockholders’ deficit of Cyber Law Reporter, Inc. of $473,470 to additional paid-in capital in the amount of $399,000, and the balance to accumulated deficit in the amount of $78,004 net of common stock of $3,534.

Company Information

Exousia Advanced Materials, Inc. (a Development Stage Company) (“Exousia” or the “Company”) was incorporated in Texas on March 2, 2000 as Cyber Law Reporter, Inc. The original business plan involved developing and delivering online legal information services to businesses and consumers. The Company registered as a reporting company under the Securities Act of 1933 by filing a report on form SB-2 that became effective August 6, 2002. That business plan was abandoned at the end of 2003.

On December 31, 2006, as described above, Exousia Advanced Materials, Inc. (formerly Cyber Law Reporter, Inc.) entered into as definitive Stock Exchange Agreement with Exousia Corp. The agreement provided for the acquisition of all of the issued and outstanding common stock of Exousia Corp., consisting of 24,899,245 shares, in exchange for an equal number of shares of Cyber Law Reporter, Inc. Prior to the closing of this transaction, Cyber Law Reporter, Inc. had 3,534,000 shares issued and outstanding and subsequent to the transaction it had 28,433,245 shares issued and outstanding.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

Exousia considers all highly liquid investments purchased with a maturity period of three months or less to be cash equivalents.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and receivables. The Company places its cash with high credit quality financial institutions. At times, such amounts may exceed the FDIC limits; however, these deposits typically may be redeemed upon demand and therefore bear minimal risk. In monitoring this credit risk, the Company periodically evaluates the stability of the financial institutions. Generally, no collateral or other security is required to support receivables. To reduce credit risk, a customer’s credit history is evaluated before extension of credit. In addition, an allowance for doubtful receivables has been established as needed based on facts surrounding the credit risk of specific customers, historical trends and other information. Management is of the opinion that amounts due from acquisition target companies totaling $29,143 and $5,041 as of December 31, 2006 and 2005, respectively, referred to in Note I, are collectible and therefore no allowance for doubtful accounts has been recorded as of December 31, 2006 or December 31, 2005.

Revenue Recognition

Exousia intends to recognize revenues, if any, when products have been shipped to a customer pursuant to a purchase order or other contractual arrangement, the sales price is fixed or determinable, and collectibility is reasonable assured. As of December 31, 2006, Exousia and its subsidiaries have had no sales.

Impairment of Long-Lived Assets

When operations commence, Exousia intends to review the carrying value of its long-lived assets annually or whenever events or changes in the circumstances indicate that the historical cost-carrying value of its assets may no longer be appropriate. Exousia intends to assess the recoverability of the carrying value of its assets by estimating the future net cash flows expected to result from these assets, including eventual disposition. If the future net cash flows are less than the carrying value of the assets, an impairment loss will be recorded equal to the difference between the assets’ carrying value and fair value. Should operations not commence, it is likely that the Company’s assets will be substantially impaired; however, the amount of that impairment cannot be determined at this time. At December 31, 2006, management does not believe that any additional impairment exists with respect to the Company’s investment in patents or subsidiaries. The patent valuation as reported in the 8-K has subsequently been impaired by $180,000 based on a current evaluation by management of the Company of the future viability of the patents.

Income Taxes

Exousia recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Exousia provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets likely.

Upon closing of the reverse merger, the Company experienced a change of control for income tax purposes. Section 382 of the United States Internal Revenue Code provides for limitations on the ability for the Company to carry forward any of the pre-merger net operating loss (“NOL”) carry forwards. Consequently, no such deferred asset has been recorded as of December 31, 2006.

Fair Value of Financial Instruments

Carrying amounts for cash and cash equivalents, amounts due from acquisition target companies, accounts payable, notes and accrued interest payable, and debentures principal and interest payable approximate fair value due to the short-term nature of these instruments and interest at market rates. However, these values may not be representative of actual values that could have been realized as of the balance sheet dates or that will be realized in the future.

Basic and Diluted Net Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

For the year ended December 31, 2005, there were no potentially dilutive securities outstanding. However, as of December 31, 2006, the Company owed $480,000 to Goldbridge Capital, a related enterprise, resulting from consulting services related to the reverse merger. This note contains a forced conversion clause that could potentially result in the issuance of an additional 480,000 common shares. However these shares, if issued, would have an anti-dilutive effect and are not included in the calculation of Diluted Net Loss Per Common Share.

Note B - Going Concern

As of December 31, 2006, the Company had not yet begun to generate revenue. It was a development stage enterprise, that had devoted substantially all of its efforts to product development, financial planning, raising capital and identifying business opportunities. The Company is subject to the risks associated with development stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets. Without additional funding, the Company will be unable to complete its development phase and commence operations. The Company expects to obtain additional debt and equity financing from various sources in order to finance its operations and to grow through merger and acquisition opportunities. However, the Company is currently dependent upon external debt and cash flows have historically been and continue to be insufficient for the Company’s cash needs. New debt or equity capital may contain provisions that could suppress future stock prices further, or cause significant dilution to current shareholders and increase the cost of doing business. In the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.

Note C - Capital Structure and Common Stock

As of December 31, 2006, the Company had 28,433,245 common shares issued and outstanding of which approximately 20,399,245 or 71.7% are owned directly or indirectly by officers and directors of the Company.

Issuance of Securities

Prior to and related to the acquisition of Exousia Corp., we issued a total of 600,000 shares of restricted common stock for services rendered prior to the acquisition related to our evaluation of the Exousia opportunity, the structuring of the acquisition, the value to be given for the acquisition and our evaluation of its future prospects. We recorded $106,900 of expense related to the issuance of these shares.

As described in Note G, management hopes to acquire several entities or their assets, partially using common stock of the Company. If this occurs, existing shareholders will be diluted.

Prior to the Close of the Stock Exchange Agreement discussed in Note F, Exousia Advanced Materials, Inc. (formerly Cyber Law Reporter, Inc.) entered into convertible notes with a small group of accredited investors, some of whom are shareholders of the Company, in the total amount of $182,000. The Note(s) have a term of twelve months and bear simple interest at a rate of 8% per annum. Investors received a stock kicker of two shares of common stock for each $1.00 of investment made in the Convertible Notes resulting in the issuance of 364,000 shares of common stock to these investors. These shares were valued at $67,181 and are included in “Debt Issuance Costs”. As of December 31, 2006, $3,496 of interest has been accrued.

The convertible notes bear a conversion right allowing the investor to convert the face amount of the note and any accrued interest into common stock at the valuation of the last equity round raised by the company prior to the date of conversion.

Note D - Income Taxes

Exousia uses the liability method where deferred tax assets and liabilities are determined based on the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the period from inception to December 31, 2006, Exousia Advanced Materials, Inc. incurred net losses and therefore has no tax liability accrued in the accompanying financial statements.

We are currently studying whether the Company will be allowed net operating loss carry forwards and no such deferred asset has been recorded as of December 31, 2006.

Note E - Related Party Transactions

J. Wayne Rodrigue, Jr., Exousia’s founder and controlling shareholder, director and Chief Executive Officer, received $67,595 in cash compensation for the twelve months ended December 31, 2006 and 15,518,850 shares of common stock valued in these financial statements at $15,519 and $4,500 in cash compensation. For the period from inception to December 31, 2005, Mr. Rodrigue received no cash compensation and 1,000,000 shares of common stock valued in the financial statements at $1,000.

Brenda Rodrigue, Mr. Rodrigue’s wife, received 1,250,000 shares of common stock of the Company valued in these financial statements at $1,250. Mrs. Rodrigue is the Company’s Chief Accounting Officer.

For the twelve months ended December 31, 2006, Lane Brindley received $9,500 in cash compensation and 1,000,000 shares of the Company’s common stock valued in these financial statements at $1,000. Mr. Brindley received no cash or stock for the period from Exousia’s inception to December 31, 2005. Mr. Brindley is President and a director of the Company.

For the twelve months ended December 31, 2006, Bill Stanton received 1,630,395 shares of the Company’s common stock valued at $1,630 in these financial statements. Mr. Stanton is a director of the Company.

Note F -Exousia Corp.

Reverse Merger

Effective December 31, 2006, Exousia Advanced Materials, Inc. (formerly Cyber Law Reporter, Inc.) entered into a definitive Stock Exchange Agreement with Exousia Corp. The agreement provided for the acquisition of all of the issued and outstanding common stock of Exousia Corp., consisting of 24,899,245 shares, in exchange for an equal number of shares of Cyber Law Reporter, Inc. Prior to the closing of this transaction, Cyber Law Reporter, Inc. had 3,534,000 shares issued and outstanding and subsequent to the transaction it had 28,433,245 shares issued and outstanding. The exchange has been accounted for as a reverse merger for accounting purposes.

Prior to the completion of the transaction discussed above, the Company entered into a consulting agreement with Goldbridge Consulting, LLC, a related enterprise, with payment being made for services rendered to Exousia Corp. prior to the date of the acquisition in the form of a convertible note in the amount of $480,000. The note will automatically convert to unregistered restricted common stock at a conversion price of $1.00 per share on the date on which the common stock of the company has traded at $1.00 per share or more for twenty consecutive trading days. If the requirements of the forced conversion provision are not met, the note will be due on December 31, 2007 including 8% interest.

The prior directors of Exousia Advanced Materials, Inc., Jonathan Gilchrist and William Carmichael resigned their director positions effective at the close of business on December 31, 2006 and J. Wayne Rodrigue, Lane Brindley and Joseph W. Stanton were appointed to fill the vacancies on the Board of Directors. Messrs. Gilchrist and Carmichael remain as shareholders of the Company.

Note G - Pending Acquisitions

Product Spectrum Group

In October, 2006, Exousia entered into a letter of intent to purchase the assets of Product Spectrum Group, Inc. (“PSG”). PSG is a manufacturer of Structurally Insulated Panels (“SIPS”). PSG also provides engineering and consulting services for the recreational vehicle and manufactured housing industries with a specialty in lamination. In addition, PSG designs and manufactures parts and kits for motor homes and engineered houses constructed of SIPS.

The Company expects to pay in consideration for the assets of PSG:

a.	Up to $500,000 in cash to PSG’s creditors. Due diligence is currently underway to ensure that claims against PSG’s assets will be satisfied by this payment.
b.
500,000 shares of Exousia restricted common stock and a one-time cash payment (amount to be determined) to pay the recipient’s current-year income on federal income taxes, if any, accruing to the seller as a result of the payment of these shares .

The principal asset to be acquired is the PSG manufacturing facilities in Elkhart, Indiana.

The Little Trailer Company

On November 2, 2006, Exousia entered into a letter of intent to acquire the stock of The Little Trailer Company, Inc. (“LTC”). LTC manufactures and sells teardrop trailers and is currently prototyping a nineteen foot lightweight fifth-wheel RV trailer using extruded plastic sheets made from our patented polymers manufactured in PSG’s lamination factory.

The Company expects to pay $900,000 in cash and 120,000 Exousia restricted common shares in consideration for the assets of LTC.

Re-Engineered Composite Systems, LLC and Engineered Particle Systems, LLC

On September 30, 2006, Exousia entered into a letter of intent to acquire the rights to the intellectual properties leased by Re-Engineered Composite Systems, LLC. (“RECS”) and Engineered Particle Systems, LLC. (“EPS”). Due diligence is currently underway to determine whether the acquisition of those rights will be as a purchase of the assets of those entities or as an acquisition of the companies’ equity.

As of the date of this report, we have entered into definitive agreements with Product Spectrum Group, Inc. and Little Trailer Company, Inc. However, we will not close on these acquisitions unless and until we receive funding.

Note H - Les Maisons du Lac Interests, Ltd.

Exousia’s wholly-owned subsidiary, AGROS Development I, LLC, is the general partner in Les Maisons du Lac Interests, Ltd. (“Les Maisons”), a limited partnership of which Exousia is a limited partner. Les Maisons was formed to develop mid-priced homes in the Lake Charles, Louisiana area. Exousia hopes to find an additional marketing and sales channel for their Structurally Insulated Panel Systems, (“SIPS”) technologies through this partnership. Exousia owns a 50% partnership interest in Les Maisons. Operations of Les Maisons du Lac have not yet commenced due to a lack of working capital.

The other partner in the partnership is Blackstone, LLC ("Blackstone"). Blackstone will receive a construction management fee of $10,000 per month plus reasonable expenses actually incurred for its services in developing the property into residential lots and building homes thereon. The partnership will purchase Structural Insulated Panel Systems from Exousia to build the homes. The partnership has budgeted 2% of the sales price of the homes for sales and marketing expenses and will contract with Exousia to provide sales personnel at the site.

Blackstone contributed $10 plus services for its 50% partnership interest and Exousia contributed $750 plus services for its 50% partnership interest.

Note I - Loans to Acquisition Target Companies

The Company has outstanding loans to several of its acquisition target companies. As of December 31, 2006 and 2005, these amounts were:
	12/31/06	12/31/05

Engineered Particle Systems, LLC	$ 8,721	$ 1,041
Re-Engineered Composite Systems, LLC	5,299	4,000
Total related party amounts	14,020	5,041
Product Spectrum Group, Inc.	15,123	-
Totals	$ 29,143	$ 5,041

The loans are unsecured and bear interest at 6% with interest and principal due September 30, 2007.

We are of the opinion that these loans will be collected in the normal course of business. However, if the acquisition of the enterprises by the Company fails, it may be unlikely that the Company will be repaid.

Note J - Technological License Rights and Obligations

As of the date of this report, the Company has not received any revenues associated with these rights and obligations.

Thermoplastic Elastomers

Re-Engineered Composite Systems, LLC (“RECS”) licensed from the University of Massachusetts Lowell (“UMASS”) the right to develop and sell products using certain thermoplastic elastomer technologies (the rights). Royalty payments to the UMASS are: 1.5% on sales up to $1 million, 2.25% thereafter on sales to $5 million, and 3.5% on sales over $5 million with minimum annual royalty payments of $60,000 in 2007 and $250,000 in 2008 and thereafter.

The Company is in negotiations with RECS to acquire the rights, subject to the obligations, from RECS. Exousia and RECS have common ownership and common management.

VISTAMER® RW Rubber

Engineered Particle Systems, LLC (“EPS”) licensed from Composite Particles, Inc. the right to develop and sell products using certain technologies in the field of surface modification of polymer and polymer-like substances (the rights). Royalty payments to Composite Particles, Inc. are 5% of gross sales.
The Company is in negotiations with EPS to acquire the rights, subject to the obligations, from EPS. Exousia and EPS have common ownership and common management.

Composite Hybrid Resin Panels

In consideration of the payment of 100,000 of the Company’s restricted common shares and an agreed royalty interest described below, the Company acquired rights to a patent entitled “Composite Hybrid Resin Panels, Molded Parts and Filler Enhanced Polymers Therefrom”. The agreement obligates the Company to pay a royalty equal to 1 ½ percent of gross revenues of products derived from the technologies until the earlier of (a) aggregate total royalty payments equal $5 million or (b) December 31, 2012.

Photoluminescent Signage

In consideration of the payment of 100,000 of the Company’s restricted common shares and an agreed royalty interest described below, the Company acquired rights to certain patents to certain photoluminescent signage technologies. The agreement obligates the Company to pay a royalty equal to 3% of gross revenues of products derived from the technologies until the earlier of (a) aggregate total royalty payments equal $5 million or (b) December 31, 2012.

Note K - Subsequent Events

1.
On January 15, 2007 the Company entered into a definitive agreement for the acquisition of Product Spectrum Group. The terms of the Agreement did not change from those set out in the letter of intent which preceded the agreement, and are set forth at Note G.

2.
On January 26, 2007 the Company entered into a definitive agreement for the acquisition of The Little Trailer Company. The terms of the Agreement did not change from those set out in the letter of intent which preceded the agreement, and are set forth at Note G.

Note L - Supplemental Disclosures of Cash Flow Information

	Twelve Months Ended December 31, 2006	Inception to Dec 31, 2005	Inception to December 31, 2006
Cash paid for interest expense	$ 187	$ -	$ 187

Non-cash operating activities:
Non-cash operating expenses of Cyber Law Reporter, Inc. paid with the issuance of note payable to a related party	$ 480,000	$ -	$ 480,000

General and administrative expenses of Cyber Law Reporter, Inc. paid with issuance of common stock	$ 102,900	$ -	$ 102,900

Non-cash investing activities:
Patents purchased with issuance of common stock	$ 230,000	$ -	$ 230,000

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

The Corporation maintains controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including its Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Effective with the change in control, the management and certain members of the Board of Directors changed on December 31, 2006.

The following table sets forth certain information regarding the members of our board of directors and its executive officers:

Name	Age	Position
J. Wayne Rodrigue	53	Chief Executive Officer and Board Chairman
Lane Brindley	41	Director and President
Joseph W. Stanton	68	Director
Brenda Rodrigue	51	Chief Accounting Officer

Our directors will hold office until the next annual meeting of our shareholders or until their successors are duly elected and qualified. Our executive officers serve at the pleasure of the Board of Directors.

Set forth below is a summary description of the principal occupation and business experience of each of our directors and executive officers.

Wayne Rodrigue, Chairman, Chief Executive Officer -- Mr. Rodrigue is the founder of Exousia Corp. He is a professional engineer with over twenty-five years of business experience. He began working for Exousia in May 2005 and has served as its Chief Executive Officer ever since. Prior to joining Exousia, he worked as President of Re-Engineered Composite Systems, LLC , from October 2001 to present . He has experience in new business development and the commercialization of new technologies in various industry sectors, including twenty years experience in rubber particle and plastic processing and development. Mr. Rodrigue has held numerous management and executive level posts where he gained technical development and commercialization experience beginning with Cryopolymers, Inc in 1992 where he designed and implemented one of the first cryogenic crumb rubber facilities in the US. As VP of Sales and Marketing for Environmental Processing Systems, Inc of Garden City, NY, Mr. Rodrigue developed the commercialization plan for the introduction of fine powders from crumb rubber into the automotive industry and the paint and coatings industry. Mr. Rodrigue is a former senior designer for civil/structural engineering, and has direct experience in the design and construction of petrochemical facilities, paper plants, pipelines, recycling and energy projects.

Lane Brindley, Director, President - Mr. Brindley is an attorney who joined Exousia as its President in June 2006. Prior to joining Exousia he worked at the law firm of Clark, Thomas and Winters, P.C. in Austin, Texas from 1999 to 2006. He brings a broad experience in business law, legal compliance and planning. Mr. Brindley represented i2 Technologies, Inc., a leading provider of supply chain management software, in a $44.0 million initial public offering of Common Stock underwritten by Goldman, Sachs & Co., Hambrecht & Quist and UBS Securities. Mr. Brindley also represented Robertson, Stephens & Co. and Paine Webber in an initial public offering of Common Stock by Ross Technology, Inc., a microprocessor design company, which raised $59.3 million.

Joseph W. Stanton, Director -- Mr. Stanton has a 40 year career as a successful farmer and rancher, business owner and business developer. Mr. Stanton is a co-founder and vice president of RECS and EPS, having primary responsibilities for the past six years of securing ongoing capital investment and managing investor relations, sales and marketing. Mr. Stanton has participated in the successful start-up and management of several start-up companies over the years, including Light Engineers, Inc. an energy management company specializing in retrofitting lighting in industrial and commercial businesses, Energy Management Concepts, an partnership specializing in the sale and installation of energy management software and hardware systems, and Medical Libraries, Inc., a medical records management company.

Brenda Rodrigue, Chief Accounting Officer -- Mrs. Rodrigue has spent the last 5 years as accountant and secretary treasurer of Re-Engineered Particle Systems, LLC and Engineered Particle Systems, LLC. Mrs. Rodrigue’s duties including all facets of the accounting process and all reporting procedures. Mrs. Rodrigue has a combined 30 years in the accounting field with employment opportunities both in public accounting firms and private enterprise. Previous CPA firms Mrs. Rodrigue was employed by are Broussard and Company of Sulphur, LA where she was the sole person preparing Medicare/Medicaid Cost Reports as well as complex consolidated tax returns and Mrs. Rodrigue was a part of the audit team. At Quirk, Cargile, Hicks, and Reddin Mrs. Rodrigue performed all areas of accounting which included financial statements, tax returns, accounts payable, accounts receivable, inventory, etc. In the private sector, Mrs. Rodrigue was employed for 6 years by Car Care Auto Parts, where she was a full charge bookkeeper for 7 locations.

ITEM 10. EXECUTIVE COMPENSATION

Our directors have not been provided cash compensation for their service as directors. The directors of Exousia Advanced Materials, who resigned effective December 31, 2006, were not compensated for serving on the Board during 2005 or 2006. We have had no operations other than the maintenance of the corporate filings and our search for an appropriate merger partner whom we felt would deliver value to our shareholders through a business combination.

We do not currently have employment agreements with any of our new officers including our CEO, Wayne Rodrigue, our President Lane Brindley or our Chief Accounting Officer, Brenda Rodrigue. However, we expect to enter into employment agreements with key employees sometime in 2007. The terms of these agreements will be negotiated and approved by our board of directors.

We do not currently have any specific plans to compensate our directors but expect that our Board will discuss this issue during the second quarter of 2007.

Name and Position	Year	Salary	Bonus	Stock Awards	All Other

J. Wayne Rodrigue, CEO	2005			$ 1,000
	2006	$60,095		15,519

Lane Brindley, President	2005			1,000
	2006	7,500

Brenda Rodrigue, CFO	2005			1,250
	2006	4,500

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the shares of our common stock as of the close of business on December 31, 2006 for each person known by us to own beneficially five percent or more of our common stock and of each of our directors and our officers and directors as a group. For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13(d)-3 of the Securities Exchange Act of 1934, under which a person is considered to be a beneficial owner of a security if such person has or shares the power to vote or to direct the voting of the security or the power to dispose or to direct the disposition of the security, or if that person has the right to acquire beneficial ownership of that security within 60 days through the exercise of any option, warrant or conversion of a security. As of the date of this report, we have 28,433,245 shares issued and outstanding.

Name & Address of Security Holder	Title or Position, if any	Number of shares beneficially owned	Percentage of class
J. Wayne Rodrigue(1) 8503 North Fitzgerald Way Missouri City, TX 77459	Chairman and CEO	17,768,850	62.5%

Lane Brindley 3515 Meadow Spring Drive Sugar Land, TX 77479	Director, President and General Counsel	1,000,000	3.5%

Joseph W. Stanton 901 Fair Oaks Lane Lake Charles, LA 70605	Director	1,630,395	5.7%

Brenda Rodrigue(1) 8503 North Fitzgerald Way Missouri City, TX 77459	Chief Accounting Officer	17,768,850	62.5%

Elorian Landers 30 Farrell Ridge Sugar Land, TX 77479		1,500,000	5.3%

All Directors and Officers as a Group		20,399,245	71.7%

(1) Mr. Rodrigue is married to Brenda Rodrigue. He owns 16,518,850 shares individually (58.1%) and she owns 1,250,000 individually (4.4%). For the purposes of this table, all shares are considered jointly owned by both parties.

ITEM 12. CERTAIN RELATIONSHIPS AND TRANSACTIONS

The following are brief descriptions of transactions during the period covered by this report between us and any of our directors, executive officers or shareholders known to us to own beneficially more than 5% of our shares, or any member of the immediate family of any of those persons, or other entities in which such person beneficially own more than 5%.

1.
Our former Chairman and President, Jonathan Gilchrist, invested $62,000 in the offering of convertible notes made by the company in 2006. This investment was made on the same terms as all other investors in the offering which totaled $182,000.

2.
Our former Director and corporate Secretary, William Carmichael, invested $20,000 in the offering of convertible notes made by the company in 2006. This investment was made on the same terms as all other investors in the offering which totaled $182,000.

3.
Exousia Corp. entered into a letter of intent to acquire certain intellectual property owned by two related companies that share some common ownership and management with Exousia Corp. These entities predated Exousia and were the entities where some of Exousia’s technologies were gestated.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A current disclosure on Form 8-K was filed on January 8, 2007 setting forth in detail the disclosures required related to the reverse merger between Cyber Law Reporter and Exousia Corp.

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s SB-2 Registration Statement declared effective August 6, 2002 is incorporated here by reference)
3.2	By-laws of the Company (filed as Exhibit 3.2 to the Company’s SB-2 Registration Statement declared effective August 6, 2002 is incorporated here by reference)
10.1	Contract for services with The Internet Business Factory (filed as Exhibit 10.1 to the Company’s SB-2 Registration Statement declared effective August 6, 2002 is incorporated here by reference)
10.2	Management Agreement dated with Jonathan Gilchrist (filed as Exhibit 10.2 to the Company’s SB-2 Registration Statement declared effective August 6, 2002 is incorporated here by reference)
10.3	Note due to Jonathan Gilchrist (filed as Exhibit 10.3 to the Company’s SB-2 Registration Statement declared effective August 6, 2002 is incorporated here by reference)
10.4	Shareholder Commitment (filed as Exhibit 10.4 to the Company’s SB-2 Registration Statement declared effective August 6, 2002 is incorporated here by reference)
31.1	Certification Pursuant to 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services.

Harper & Pearson Company, P.C. serves as our independent public auditors.  The following fees were incurred by Harper & Pearson Company, P.C. for services rendered during the years ended December 31, 2006 and 2005:

Audit Fees:  $48,694 and $6,513 for 2006 and 2005, respectively, for services rendered for the audit of our financial statements and review of the financial statements included in our Forms 10-KSB and 10-QSB.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXOUSIA ADVANCED MATERIALS, INC.

Dated: April 12, 2007	By: /s/LANE BRINDLEY
Lane Brindley, President

Dated: April 12, 2007	By: /s/ JOHN VISE
John Vise, Treasurer/Chief
Financial Officer

    In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

EXOUSIA ADVANCED MATERIALS, INC.

Dated: April 12, 2007	By:/s/BRENDA RODRIGUE
Brenda Rodrigue, Principal Chief Accounting Offficer

Dated: April 12, 2007	By:/s/ WAYNE RODRIQUE
Wayne Rodrigue, Chairman
Dated: April 12, 2007	By:/s/ LANE BRINDLEY
Lane Brindley, Director

Dated: April 12, 2007	By: /s/ JOSEPH W. STANTON
Joseph W. Stanton, Director