Form 10QSB
period 2007-03-31
Exousia Advanced Materials, Inc.
filed 2007-05-15
CIK 1136868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

Commission File Number 333-87696

EXOUSIA ADVANCED MATERIALS, INC.
Formerly Cyber Law Reporter, Inc.
(Name of small business issuer in its charter)

Texas	76-0636625
(State or Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

1200 Soldier’s Field Drive, Suite 200 Sugar Land, Texas 77479	(832) 236-0090
(Address of Principal Executive Offices)	(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 30,231,405 shares of common stock, par value $0.001 as of April 27, 2007
.
Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
REPORT ON FORM 10-QSB
For the Quarterly Period Ended March 31, 2007

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
(Formerly Cyber Law Reporter, Inc.)
BALANCE SHEETS AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31, 2007 (Unaudited)	December 31 2006
ASSETS
Cash and cash equivalents	$ 3,062	$ 41,535
Accounts receivable trade	27,804	-
Due from acquisition targets:
- related	14,020	14,020
- unrelated	31,829	15,123
Prepaid expenses	101,750	-
TOTAL CURRENT ASSETS	178,465	70,678

NON-CURRENT ASSETS
Debt issuance costs net of amortization of $34,821 and $15,912 at March 31, 2007 and December 31, 2006, respectively	65,860	66,269
Patent, net of amortization of $1,754 and $1,096 as of March 31, 2007 and December 31, 2006, respectively	48,246	48,904
Other intangibles	1,000,000	-

TOTAL NON-CURRENT ASSETS	1,114,106	115,173

TOTAL ASSETS	$ 1,292,571	$ 185,851

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
(Formerly Cyber Law Reporter, Inc.)
BALANCE SHEETS (Continued) AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31, 2007 (Unaudited)	December 31 2006
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,269,097	$ 62,910
Unearned revenues	-	4,093
Notes and accrued interest payable to related parties	22,654	502,323
Debenture principal and interest payable	239,650	185,496

TOTAL CURRENT LIABILITIES	1,531,401	754,822

SHAREHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10 million shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50 million shares authorized; 29,167,405 and 28,433,245 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	29,167	28,433
Additional paid-in capital	614,926	-
Deficit accumulated during the development stage	(882,923)	(597,404)
Total shareholders' deficit	(238,830)	(568,971)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 1,292,571	$ 185,851

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
(Formerly Cyber Law Reporter, Inc.)
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
AND THE PERIOD FROM INCEPTION (MAY 2, 2005) TO MARCH 31, 2007
(unaudited)

	Three Months Ended March 31,		May 2, 2005 to Mar 31, 2007
	2007	2006
REVENUES:
Sales	$ 62,424	$ -	$ 62,424
Cost of sales	54,325	-	54,325
GROSS MARGIN	8,099	-	8,099

EXPENSES
Compensation - officers and directors	172,500	12,500	276,980
General and administrative expenses	47,141	33,258	166,126
Professional fees	40,734	580	82,714
Research and development expenses	2,906	4,919	73,430
Depreciation and amortization	19,567	-	20,663
TOTAL OPERATING EXPENSES	282,848	51,257	619,913

OPERATING LOSS	(274,749)	(51,257)	(611,814)

OTHER INCOME (EXPENSE):
Impairment in value of patent	-	-	(180,000)
Interest expense	(125)	-	(125)
Interest expense to related parties	(10,645)	-	(14,550)
Interest income	-	-	583
Other income	-	-	987

NET LOSS	$ (285,519)	$ (51,257)	$ (804,919)

Basic and diluted net loss per share	$ (0.01)	$ (0.04)	$ (0.07)

Weighted average number of shares outstanding	28,647,311	1,183,333	10,927,320

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
(Formerly Cyber Law Reporter, Inc.)
STATEMENT OF SHAREHOLDERS’ DEFICIT FROM INCEPTION TO MARCH 31, 2007
(unaudited)

	Date	No. of Shares	Capital Stock	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total

Inception	05/02/05	-	$ -	$ -	$ -	$ -

Share issued at inception for services	05/02/05	1,000,000	1,000			1,000

Shares issued for cash	08/19/05	50,000	50	24,950		25,000

Net loss through December 31, 2005					(51,866)	(51,866)

Balance, December 31, 2005		1,050,000	1,050	24,950	(51,866)	(25,866)

Shares issued for services	06/30/06	23,399,245	23,399	19,500		42,899

Shares issued for patents	07/28/06	200,000	200	229,800		230,000

Shares issued for cash	01/12/06	50,000	50	24,950		25,000
	01/18/06	50,000	50	24,950		25,000
	02/06/06	50,000	50	24,950		25,000
	02/22/06	50,000	50	24,950		25,000
	04/27/06	50,000	50	24,950		25,000

Shares issued in reverse merger with Cyber Law Reporter, Inc.	12/31/06	3,534,000	3,534	(399,000)	(78,004)	(473,470)

Net Loss					(467,534)	(467,534)

Balance, December 31, 2006		28,433,245	28,433	-	(597,404)	(568,971)

Shares issued for prepaid services	01/31/07	148,000	148	110,852		111,000
Shares issued for debt issuance costs	02/06/07	75,000	75	13,800		13,875
Shares issued for debt issuance costs	03/02/07	25,000	25	4,600		4,625

Conversion of note payable	03/19/07	486,160	486	485,674		486,160

Net loss					(285,519)	(285,519)

Balance, March 31, 2007		29,167,405	$ 29,167	$ 614,926	$ (882,923)	$ (238,830)

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
(Formerly Cyber Law Reporter, Inc.)
STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
AND THE PERIOD FROM INCEPTION (MAY 2, 2005) TO MARCH 31, 2007
(unaudited)

	Three Months Ended March 31,		May 2, 2005 to Mar 31, 2007
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (285,519)	$ (51,257)	$ (804,919)
Adjustments to reconcile net loss to net cash used by operating activities:

Capital stock issued for services	-	-	43,899
Depreciation and amortization	19,567	-	20,663
Interest payable to related parties	10,645	-	(4,355)
Impairment of patent	-	-	180,000
Change in operating assets and liabilities:
---Accounts receivable, trade	(27,804)	-	(27,804)
---Prepaid expenses	9,250	3,123	9,250
---Unearned revenues	(4,093)	-	-
---Accounts payable and accrued liabilities	206,187	(9,625)	250,177
Net cash used by operating activities	(71,767)	(57,759)	(333,089)

CASH FLOWS FROM INVESTING ACTIVITIES
Net loans made to acquisition targets	(16,706)	(15,841)	(45,849)
Net cash used in investing activities	(16,706)	(15,841)	(45,849)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	100,000	150,000
Proceeds from debenture offering	50,000	-	232,000
Shareholder loans	-	(27,399)	-
Net cash provided by financing activities	50,000	72,601	382,000
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(38,473)	(999)	3,062

Cash and cash equivalents, beginning of period	41,535	1,114	-
Cash and cash equivalents, end of period	$ 3,062	$ 115	$ 3,062

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
STATEMENTS OF CASH FLOWS (Continued) FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 AND INCEPTION (MAY 2, 2005) TO MARCH 31, 2007
(unaudited)

	Three Months Ended March 31,		May 2, 2005 to Mar 31, 2007
	2007	2006
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$ 125	$ -	$ 312
Income taxes	-	-	-

Non-cash activities:
Common stock issued for:
--- services and prepaid services	111,000	-	154,899
--- purchase of patents	-	-	230,000
--- conversion of note payable to equity	480,000	-	480,000
--- conversion of interest on note payable	6,160	-	6,160

Note payable issued for:
--- services related to reverse merger	-	-	480,000

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Exousia Advanced Materials, Inc., (a Development Stage Company) (“Exousia”, the “Company” or “we”), formerly Cyber Law Reporter, Inc., was incorporated in Texas on March 2, 2000. The Company registered as a reporting company under the Securities Act of 1933 on August 6, 2002. The Company is listed on the over-the-counter bulletin board under the symbol EXOU.OB. The name of the Company was changed to Exousia Advanced Materials, Inc. on January 11, 2007.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information
The accompanying consolidated financial statements of Exousia Advanced Materials, Inc. (“Exousia” or the “Company”) have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2006. In management’s opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements as of and for the three months ended March 31, 2007 are not necessarily indicative of the results which can be expected for the entire year.

Principles of Consolidation and Presentation
The financial statements contained herein include the accounts of Exousia Advanced Materials, Inc. (formerly Cyber Law Reporter, Inc.), Exousia Corp., Agros Development I, LLC and Les Maisons du Lac, Ltd. All intercompany transactions and balances have been eliminated.

Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Cash and Cash Equivalents
Exousia considers all highly liquid investments purchased with a maturity period of three months or less to be cash equivalents.

Concentrations of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and receivables. The Company places its cash with high credit quality financial institutions. At times, such amounts may exceed the FDIC limits; however, these deposits typically may be redeemed upon demand and therefore bear minimal risk. In monitoring this credit risk, the Company periodically evaluates the stability of the financial institutions. Generally, no collateral or other security is required to support receivables. To reduce credit risk, a customer’s credit history is evaluated before extension of credit. In addition, an allowance for doubtful receivables has been established as needed based on facts surrounding the credit risk of specific customers, historical trends and other information. Management is of the opinion that amounts due from trade receivables and acquisition target companies totaling $73,653 as of March 31, 2007 are collectible and no reserve has been recorded to reduce their carrying values.

Revenue Recognition
Exousia recognizes revenues when products have been shipped to a customer pursuant to a purchase order or other contractual arrangement, the sales price is fixed or determinable, and collectibility is reasonably assured. During the quarter ended March 31, 2007, Exousia has recorded its first sales in the amount of $62,424 for structurally insulated panels produced for Exousia under contract.

Impairment of Long-Lived Assets
Exousia reviews the carrying value of its long-lived assets annually or whenever events or changes in the circumstances indicate that the historical cost-carrying value of its assets may no longer be appropriate. Exousia will assess the recoverability of the carrying value of its assets by estimating the future net cash flows expected to result from these assets, including eventual disposition. If the future net cash flows are less than the carrying value of the assets, an impairment loss will be recorded equal to the difference between the assets’ carrying value and fair value. Should operations not commence, it is likely that the Company’s assets will be substantially impaired; however, the amount of that impairment cannot be determined at this time.

Income Taxes
Exousia recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the difference are expected to be recovered. Exousia provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets likely.

Fair Value of Financial Instruments
Carrying amounts for cash and cash equivalents, amounts due from acquisition target companies, trade accounts receivable, accounts payable, notes, debentures and interest payable approximate fair value due to the short-term nature of these instruments and interest at market rates. However, these values may not be representative of actual values that could have been realized as of the balance sheet dates or that will be realized in the future.

Net Income (Loss) Per Share
Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share is computed by dividing net income by the weighted average number of common shares and the dilutive potential common shares outstanding during the period if those potential common shares are not anti-dilutive. Because the Company is in a loss position at March 31, 2007 and March 31, 2006, any potential common shares would be anti-dilutive and thus, this disclosure has not been made.

Stock-Based Compensation
The Company accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R and the Emerging Issue Task Force (EITF) Issue No. 00-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS No. 123R states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in Issue 00-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

NOTE 3 - GOING CONCERN

As reflected in the accompanying financial statements, the Company has deficit working capital, has only begun revenue-generating activities, had no manufacturing or distribution systems in place and has incurred net losses of $804,919 from its inception on May 2, 2005 through March 31, 2007. Although the Company has engaged in fund raising efforts, there is no guarantee that either the fund raising efforts or cash flows from operations, if any, will generate sufficient working capital for the Company to remain as a going concern.

If the Company is unable to raise sufficient capital and fails to achieve profitable operations with positive cash flows, it will be forced to liquidate its assets in an attempt to pay creditors at which time the assets on the accompanying balance sheet as of March 31, 2007 will be liquidated at amounts possibly substantially less than carried as of that date. It is therefore possible that, should the Company be forced to liquidate, there will be insufficient cash to pay all creditors and provide the Company’s shareholders a return on their investment.

NOTE 4 - COMMON STOCK

As of March 31, 2007, the Company had 29,167,405 common shares issued and outstanding of which 20,399,245 or 70% are owned directly or indirectly by officers and directors of the Company.

NOTE 5 - STOCK BASED COMPENSATION

Prior to December 31, 2005, we accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation. As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Effective December 31, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment (FAS 123R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. We did not issue any options to employees in the prior periods thus, there was no impact of adopting the new standard on prior periods presented, thus no pro-forma results have been presented.

There were no stock options granted to employees or non-employees during the three months ended March 31, 2007.

NOTE 6 - DEBENTURES PAYABLE

During 2006 and the three months ended March 31, 2007, the Company entered into convertible notes with a small group of accredited investors in the total amount of $232,000. The Notes have a term of twelve months and bear simple interest at a rate of 8% per annum. Investors received a stock kicker of two shares of common stock for each $1.00 of investment made in the convertibles notes resulting in the issuance of 364,000 shares of common stock to these investors for the year ended December 31, 2006 and an additional 100,000 shares during the three months ended March 31, 2007. These shares were valued at $85,681 and are included in “Debt Issuance Costs”. As of March 31, 2007, $7,650 of interest has been accrued.

The convertible notes bear a conversion right allowing the investors to convert the face amount of the notes and any accrued interest into common stock at the valuation of the last equity round raised by the Company prior to the date of conversion.

NOTE 7 - OTHER LONG-TERM DEBT

In 2006, prior to the completion of the reverse merger with Exousia Corp., we entered into a consulting agreement with Goldbridge Consulting, LLC, a related enterprise, with payment being made for services rendered to Exousia Corp. prior to the date of the acquisition in the form of a convertible note in the amount of $480,000. The note contained provision for an automatic conversion to unregistered common stock at a conversion price of $1.00 per share on the date on which the common stock of the Company has traded at $1.00 per share or more for twenty consecutive trading days.

On March 18, 2007, the requirements for the forced conversion were met and the note principal of $480,000 and accrued interest of $6,160 were converted into 486,160 shares of unregistered common stock.

NOTE 8 - PREPAID EXPENSES, PATENTS AND INTANGIBLE ASSETS

During the three months ended March 31, 2007, we issued 148,000 restricted common shares to a consulting firm pursuant to a contract to provide investor relations management services. The contract is for one year and commenced on March 1, 2007. This contract provides for a payment in cash of $10,000 per month until the shares are registered on an SB-2 filing. As of March 31, 2007, we had not registered these shares and have accrued the first payment of $10,000 which we have included in General and Administrative Expenses. The value of the shares rendered was explicity stated in the contract at $0.75 per share. We therefore recorded a prepaid expense in the amount of $111,000. Of this amount, we have amortized one month, or $9,250 to General and Administrative Expenses for the three months ended March 31, 2007.

On March 28, 2007, we entered into an agreement with In-Pipe Technologies, LLC. (“In-Pipe”) to develop and market In-Pipe’s proprietary technology relating to the dosing of microbes into wastewater tanks used in recreational vehicles, private aircraft, private wastewater and trains. The contract requires us to pay In-Pipe a total of $1 million in five installments culminating with the final payment in June, 2008. The first payment of $200,000 is due and payable on the first day after we receive funds from the issuance and sales of industrial revenue bonds approved for us by the City of Elkhart, Indiana. Subsequent payments are $100,000 due October 31, 2007; $100,000 due January 10, 2008; $300,000 due March 30, 2008 and $300,000 due June 30, 2008. The initial term of our agreement with In-Pipe terminates on December 31, 2009 and is renewable each year thereafter by agreeing to share in the gross profits of the product sales. This intangible asset will be amortized over the initial period of the agreement.

In 2006, we paid 100,000 shares of our restricted common stock to obtain the rights to a patent relating to certain photoluminescent signage technologies. Our carrying amount of this patent is $50,000 of which, as of March 31, 2007, we have amortized $1,754 which is included in “Depreciation and amortization expense”.

Item 2 - Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read along with our financial statements as of March 31, 2007, which are included in another section of this document and with our form 10-KSB as of December 31, 2006 which contains a more detailed discussion of our plan. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form 10-KSB should be read as applying to all forward-looking statements in any part of this report.

In 2006, the Company entered into a letter of intent with NW Financial of Jersey City, New Jersey, who has agreed to act as the underwriter and selling agent for a tax free Manufacturer’s Private Activity Bond in the face amount of $6,500,000 (the “Bond”). If and when the Bond closes and is funded, the funds will be held by a Tustee and disbursed to vendors of the Company according to the terms of the Bond issuance. The Trustee will maintain a Debt Service Reserve Fund, a Project Fund, a Construction Fund, a Capitalized Interest Fund, and a Cost of Issuance account. Draws will be disbursed by the Trustee in a manner similar to a construction loan. The Project Fund money will be wired to the Company. The Bonds will be payable over thirty years at interest rates to be determined upon the sale of the Bonds.

On April 16, 2007, the City of Elkhart, Indiana gave final approval to the issuance of the Bond for the acquisition of Product Spectrum Group, Inc. and The Little Trailer Company, Inc., the acquisition and expansion of Product Spectrum Group, Inc.’s manufacturing facility and the purchase of existing and new manufacturing equipment. On April 17, 2007, the Indiana Financing Authority awarded a volume cap of up to $5 million of the Bond approved by the City of Elkhart for tax exempt status. Approximately $1.5 million of the Bond will be taxable.

Liquidity and Capital Resources
As of March 31, 2007, we had total assets of $1,292,571 and $1,531,401 in current liabilities. As of December 31, 2006, we had total assets of $185,851 and $754,822 in current liabilities. Our revenues for the three months ended March 31, 2007 and 2006 were $62,424 and zero, respectively. We sustained losses of $285,519 and $51,257 for the three months ended March 31, 2007 and 2006, respectively. Cash consumed in operating activities was $71,767 and $57,759 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, our estimated monthly operating costs are approximately $90,000. If we are able to ramp up our business in 2007, we expect our operating expenses to increase to approximately $1.2 million for the year.

Exousia Advanced Materials, Inc. (formerly Cyber Law Reporter, Inc.) had proceeds of $182,000 through December 31, 2006 and an additional $50,000 for the three months ended March 31, 2007 from the sale of convertible notes to accredited investors. These Notes are for a twelve month term from the date of investment and bear interest at a rate of 8%. The Note Holders have the right to convert the Notes to equity at the price of the last equity round raised by the Company prior to the date of conversion. In addition, we granted two shares of restricted common stock for each $1.00 loaned to the Company as an incentive to the investors resulting in the issuance of 464,000 shares of common stock.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is not party to any legal proceedings.

Item 2 - Changes in Securities

Recent Sales of Unregistered Securities
On January 31, 2007, we issued 148,000 shares of our common stock to a consulting firm for promotional and business consulting services. Under the terms of our agreement, Exousia must register these shares on a SB-2 filing and will incur a cost of $10,000 per month until such filing is effective.

On February 6, 2007 and March 2, 2007, we issued 75,000 shares and 25,000 shares, respectively, pursuant to the Private Placement Memorandum discussed in Note 6 to the financial statements. The Company received $50,000 in cash as part of this transaction.

On March 19, 2007, we issued 486,160 shares of our common stock upon the forced conversion of the note discussed in Note 7 to the financial statements. We retired $486,160 of note interest and principal upon this conversion.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 5 - Other Information
None.

Item 6 - Exhibitions and Reports on Form 8-K

Incorporated by reference
No.	Name of Exhibit	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation of the Company		SB-2		3.1	08/06/02
3.2	By-Laws of the Company		SB-2		3.1	08/06/02
10.1	Stock Exchange Agreement between Exousia Advanced Materials, Inc. (Formerly Cyber Law Reporter, Inc.) and Exousia Corp.		8-K		EX-1	01/08/07
10.2	Report of Independent Register Public Accounting Firm expressing an opinion on the Financial Statements of Exousia Corp.		8-K	EX-2	01/08/07
10.3	Financial Statements of Exousia Corp. at September 30, 2006		8-K	EX-3	01/08/07
10.4	Alliance Agreement with In Pipe Technology, LLC dated March 28, 2007	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXOUSIA ADVANCED MATERIALS, INC.

Dated: May 15, 2007	By: /s/LANE BRINDLEY
Lane Brindley, President

Dated: May 15, 2007	By: /s/ BRENDA RODRIGUE
Brenda, Principal Chief Accounting Officer