Form 10QSB
period 2007-06-30
Exousia Advanced Materials, Inc.
filed 2007-08-14
CIK 1136868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 30,231,405 shares of common stock, par value $0.001 as of August 8, 2007

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
REPORT ON FORM 10-QSB
For the Quarterly Period Ended June 30, 2007

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
(Formerly Cyber Law Reporter, Inc.)
BALANCE SHEETS AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

	June 30, 2007 (Unaudited)	December 31 2006
ASSETS
Cash and cash equivalents	$ 8,660	$ 41,535
Investments - Available for sale (pledged)	200,000	-
Accounts receivable trade	-	-
Due from acquisition targets:
- related	26,438	14,020
- unrelated	74,491	15,123
Notes Receivable	8,123
Prepaid expenses	104,592	-
TOTAL CURRENT ASSETS	$ 422,304	$ 70,678

NON-CURRENT ASSETS
Debt issuance costs net of amortization of $21,829 and $15,912 at June 30, 2007 and December 31, 2006, respectively	$ 44,440	$ 66,269
Patent, net of amortization of $2,412 and $1,096 as of June 30, 2007 and December 31, 2006, respectively	47,588	48,904
Office Equipment, net of depreciation of $829 at June 30, 2007	11,401
Other intangibles	1,000,000	-

TOTAL NON-CURRENT ASSETS	1,103,429	115,173

TOTAL ASSETS	$ 1,525,733	$ 185,851

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
(Formerly Cyber Law Reporter, Inc.)
BALANCE SHEETS (Continued) AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

	June 30, 2007 (Unaudited)	December 31 2006
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,361,867	$ 62,910
Unearned revenues	-	4,093
Notes payable – Line of Credit	199,800
Notes and accrued interest payable to related parties	22,996	502,323
Debenture principal and interest payable	254,295	185,496

TOTAL CURRENT LIABILITIES	$ 1,838,958	$ 754,822

SHAREHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10 million shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50 million shares authorized; 30,256,405 and 28,433,245 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	30,256	28,433
Additional paid-in capital	1,169,637	-
Deficit accumulated during the development stage	(1,513,118)	(597,404)
Total shareholders' deficit	(313,225)	(568,971)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 1,525,733	$ 185,851

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
(Formerly Cyber Law Reporter, Inc.)
STATEMENTS OF OPERATIONS
 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
AND THE PERIOD FROM INCEPTION (MAY 2, 2005) TO JUNE 30, 2007
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		May 2, 2005 to June 30, 2007
	2007	2006	2007	2006
REVENUES:
Sales	$ -	$ -	$ 62,424	$ -	$ 62,424
Cost of sales	-	-	54,325	-	54,325
GROSS MARGIN	-	$ -	8,099	-	8,099

EXPENSES
Compensation - officers and directors	165,000	12,300	337,500	24,800	441,980
General and administrative expenses	375,309	22,974	410,589	42,353	529,574
Professional fees	34,718	1,900	75,453	2,780	117,433
Research and development expenses	2,600	14,966	6,413	40,287	76,938
Depreciation and amortization	50,657	-	79,474	-	80,570
TOTAL OPERATING EXPENSES	628,284	52,140	909,429	110,220	1,246,494

OPERATING LOSS	(628,284)	(52,140)	(901,330)	(110,220)	(1,238,395)

OTHER INCOME (EXPENSE):
Impairment in value of patent	-	-			(180,000)
Interest expense	(2,253)	(339)	(2,378)	(653)	(2,378)
Interest expense to related parties	(4,987)	-	(15,632)		(19,537)
Interest income	1,784	2	1,784	2	2,367
Other income	-	-	1,843	-	2,830
Total Other Income (Expense)	(5,457)	(337)	(14,384)	(651)	(196,719)

NET LOSS	$ (633,741)	$(52,476)	$(915,714)	$(110,871)	$ (1,435,114)

Basic and diluted net loss per share	$ (0.02)	$ (0.04)	$ (0.03)	$ (0.09)	$ (0.11)
Weighted average number of shares outstanding	29,383,905	1,234,530	29,383,905	1,234,530	13,140,048

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
(Formerly Cyber Law Reporter, Inc.)
STATEMENT OF SHAREHOLDERS’ DEFICIT FROM INCEPTION TO JUNE 30, 2007
(Unaudited)

	Date	No. of Shares	Capital Stock	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total

Inception	05/02/05	-	-	$ -	$ -	$ -

Share issued at inception for services	05/02/05	1,000,000	1,000			1,000

Shares issued for cash	08/19/05	50,000	50	24,950		25,000

Net loss through December 31, 2005					(51,866)	(51,866)

Balance, December 31, 2005		1,050,000	1,050	24,950	(51,866)	(25,866)

Shares issued for services	06/30/06	23,399,245	23,399	19,500		42,899

Shares issued for patents	07/28/06	200,000	200	229,800		230,000

Shares issued for cash	01/12/06	50,000	50	24,950		25,000
	01/18/06	50,000	50	24,950		25,000
	02/06/06	50,000	50	24,950		25,000
	02/22/06	50,000	50	24,950		25,000
	04/27/06	50,000	50	24,950		25,000

Shares issued in reverse merger with Cyber Law Reporter, Inc.	12/31/06	3,534,000	3,534	(399,000)	(78,004)	(473,470)

Net Loss					(467,534)	(467,534)

Balance, December 31, 2006		28,433,245	28,433	-	(597,404)	(568,971)

Shares issued for prepaid services	01/31/07	148,000	148	110,852		111,000
Shares issued for debt issuance costs	02/06/07	75,000	75	13,800		13,875
Shares issued for debt issuance costs	03/02/07	25,000	25	4,600		4,625
Conversion of note payable	03/19/07	486,160	486	485,674		486,160
Shares issued for services	04/01/07	25,000	25	24,475		24,500
Shares issued for services	04/11/07	239,000	239	226,811		227,050
Shares issued for services	06/05/07	25,000	25	24,225		24,250
Shares issued for cash	04/11/07	800,000	800	279,200		280,000
Net loss					(915,714)	(915,714)

Balance, June 30, 2007		30,256,405	30,256	$ 1,169,637	$ (1,513,118)	$ (313,225)

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
(Formerly Cyber Law Reporter, Inc.)
STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
AND THE PERIOD FROM INCEPTION (MAY 2, 2005) TO JUNE 30, 2007
 (Unaudited)

	Six Months Ended June 30,		May 2, 2005 to June 30, 2007
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (915,714)	$ (110,871)	$(1,435,114)
Adjustments to reconcile net loss to net cashed by operating activities:
Capital stock issued for services	275,800	-	318,899
Depreciation and amortization	79,474	653	80,570
Interest payable to related parties	15,632	-	632
Impairment of patent	-	-	180,000
Change in operating assets and liabilities:
Accounts receivable, trade	-	-	-
Prepaid expenses	(30,592)	10,070	(29,792)
Unearned revenues	(4,093)	-	-
Accounts payable and accrued liabilities	298,957	3,604	342,947
Net cash used by operating activities	$ (280,536)	$ (96,545)	$ (541,858)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used for assets purchase	$ (8,123)	$ -	$ (8,123)
Investment purchases	(200,000)	-	(200,000)
Increase in notes receivable	(12,231)	-	(12,231)
Loans made to acquisition targets	(71,785)	(29,828)	(100,928)
Net cash used in investing activities	$ (292,139)	$ (29,828)	$ (321,282)
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	$ 280,000	$ 125,000	$ 430,000
Proceeds from debenture offering	60,000	25,000	242,000
Proceeds from Notes payable – business LOC	199,800	-	199,800
Shareholder loans	-	(23,991)	-
Net cash provided by financing activities	$ 539,800	$ 126,009	$ 871,800
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(32,875)	(363)	8,660
Cash and cash equivalents, beginning of period	41,535	1,214	-
Cash and cash equivalents, end of period	$ 8,660	$ 1,214	$ 8,660

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
STATEMENTS OF CASH FLOWS (Continued) FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 AND INCEPTION (MAY 2, 2005) TO JUNE 30, 2007
(Unaudited)

	Six Months Ended June 30,		May 2, 2005 to June 30, 2007
	2007	2006
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	125	-	312
Income taxes	-	-	-

Non-cash activities:
Common stock issued for:
--- services and prepaid services	111,000	-	154,899
--- purchase of patents	-	-	230,000
--- conversion of note payable to equity	480,000	-	480,000
--- conversion of interest on note payable	6,160	-	6,160

Note payable issued for:
--- services related to reverse merger	-	-	480,000

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Presentation of Interim Information
The accompanying consolidated financial statements of Exousia Advanced Materials, Inc. (“Exousia” or the “Company”) have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations.  These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2006.  In management’s opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented.  The accompanying unaudited interim financial statements as of and for the six months ended June 30, 2007 are not necessarily indicative of the results which can be expected for the entire year.

Investments
Our investments consist of a CD pledged to securitize a line of credit from a local bank. This CD is recorded at its fair market value as it is classified has held for sale.

NOTE 2 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has deficit working capital, has only begun revenue-generating activities, had no manufacturing or distribution systems in place and has incurred net losses of $1,513,118 from its inception on May 2, 2005 through June 30, 2007.  Although the Company has engaged in fund raising efforts, there is no guarantee that either the fund raising efforts or cash flows from operations, if any, will generate sufficient working capital for the Company to remain as a going concern.

If the Company is unable to raise sufficient capital and fails to achieve profitable operations with positive cash flows, it will be forced to liquidate its assets in an attempt to pay creditors at which time the assets on the accompanying balance sheet as of June 30, 2007 will be liquidated at amounts possibly substantially less than carried as of that date.  It is therefore possible that, should the Company be forced to liquidate, there will be insufficient cash to pay all creditors and provide the Company’s shareholders a return on their investment.

NOTE 3 - COMMON STOCK TRANSACTIONS

As of June 30, 2007, the Company had 30,256,405 common shares issued and outstanding of which 20,399,245 or 67% are owned directly or indirectly by officers and directors of the Company.

We had the following common stock transaction during the six month period ended June 30, 2007:

•
148,000 restricted common shares to a consulting firm pursuant to a contract to provide investor relations management services. The value of the shares rendered was explicitly stated in the contract at $0.75 per share resulting in a prepaid expense of $111,000. (See Note 8 for further discussion)

•	100,000 shares issued for cash of $18,500 to accredited investors as part of a private placement.
•	486,160 shares issued for conversion of a note. (See Note 7 for further discussion)
•	289,000 shares issued for services valued at $275,800 based upon the closing price of the Company’s common stock.
•	800,000 shares issued for cash of $280,000 to accredited investors as part of a private placement.
•
250,000 shares were issued and later requested to be returned as a result of the private activity bond not being funded as discussed in Note 9. These shares are not reflected as outstanding in the Company’s financial statements.

NOTE 4 – STOCK BASED COMPENSATION

Prior to December 31, 2005, we accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation. As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Effective December 31, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment (FAS 123R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method.  We did not issue any options to employees in the prior periods thus, there was no impact of adopting the new standard on prior periods presented, and thus no pro-forma results have been presented.

There were no stock options granted to employees or non-employees during the six months ended June 30, 2007.

NOTE 5 – DEBENTURES PAYABLE

During 2006 and the six months ended June 30, 2007, the Company entered into convertible notes with a small group of accredited investors in the total amount of $242,000. The Notes have a term of twelve months and bear simple interest at a rate of 8% per annum.  Investors received a stock kicker of two shares of common stock for each $1.00 of investment made in the convertibles notes resulting in the issuance of 364,000 shares of common stock to these investors for the year ended December 31, 2006 and an additional 100,000 shares during the six months ended June 30, 2007.  These shares were valued at $85,681 and are included in “Debt Issuance Costs”.  As of June 30, 2007, $12,295 of interest has been accrued.

The convertible notes bear a conversion right allowing the investors to convert the face amount of the notes and any accrued interest into common stock at the valuation of the last equity round raised by the Company prior to the date of conversion.

NOTE 6 – NOTE PAYABLE LINE OF CREDIT

The Company entered into a line of credit agreement for $200,000 with a local bank securitized by a CD in the same amount. The note is bears interest at 8.25% and is due on demand.

NOTE 7 – OTHER LONG-TERM DEBT

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

NOTE 8 – PREPAID EXPENSES, PATENTS AND INTANGIBLE ASSETS

During the three months ended March 31, 2007, we issued 148,000 restricted common shares to a consulting firm pursuant to a contract to provide investor relations management services.  The contract is for one year and commenced on March 1, 2007.  This contract provides for a payment in cash of $10,000 per month until the shares are registered on an SB-2 filing. The value of the shares rendered was explicitly stated in the contract at $0.75 per share.  We therefore recorded a prepaid expense in the amount of $111,000.  Of this amount, we have amortized four months, or $37,000 to General and Administrative Expenses for the six months ended June 30, 2007.

On March 28, 2007, we entered into an agreement with In-Pipe Technologies, LLC. (“In-Pipe”) to develop and market In-Pipe’s proprietary technology relating to the dosing of microbes into wastewater tanks used in recreational vehicles, private aircraft, private wastewater and trains.  The contract requires us to pay In-Pipe a total of $1 million in five installments culminating with the final payment in June, 2008.  The first payment of $200,000 was due and payable on the first day after we were to receive funds from the issuance and sales of industrial revenue bonds previously approved for us by the City of Elkhart, Indiana.   Subsequent payments are $100,000 due October 31, 2007; $100,000 due January 10, 2008; $300,000 due March 30, 2008 and $300,000 due June 30, 2008. The initial term of our agreement with In-Pipe terminates on December 31, 2009 and is renewable each year thereafter by agreeing to share in the gross profits of the product sales.  This intangible asset will be amortized over the initial period of the agreement.

The Company is currently in discussions with In-Pipe concerning the payment terms and any changes due to the Company’s decision not to go forward with the closing of the industrial revenue bond.

In 2006, we paid 100,000 shares of our restricted common stock to obtain the rights to a patent relating to certain photoluminescent signage technologies.  Our carrying amount of this patent is $50,000 of which, as of June 30, 2007, we have amortized $2,412 which is included in “Depreciation and amortization expense”.

NOTE 9 – ACQUSITION TARGES & NOTES RECEIVABLE

The Company has lent money to various acquisition targets in the form of notes receivable due between July 1, 2007 and September 30, 2007. These notes bear interest at rates between 6% -8.5%. The Company plans to fund these planned acquisitions through either private activity development bonds or other equity investments.

Subsequent to June 30, 2007 as more fully discussed in Note 10 below the Company elected not to proceed with the private activity development bond. No further information regarding the Company’s plans is available at this time.

NOTE 10 – SUBSEQEUNT EVENT

On July 17, 2007, the Company decided not to proceed with the closing of the manufacturer’s private activity development bond for $6.5 million approved by the City of Elkhart, Indiana on April 16, 2007 as a result of a due diligence finding that a closing assumption essential to the consummation of the asset purchase of Product Spectrum Group, Inc. could not be realized. In addition the Company has determined that it could more effectively accomplish its business plan without the accompanying debt burden of the bond.   The Company has authorized NW Capital Markets, Inc. of Jersey City, New Jersey to seek alternative funds in the amount of $1.5 million through a corporate debt placement.

As a result of this development the Company cannot reasonable predict when and if they will be able to move forward with their planning acquisitions.

Item 2 – Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read along with our financial statements as of June 30, 2007, which are included in another section of this document and with our form 10-KSB as of December 31, 2006 which contains a more detailed discussion of our plan.  This discussion contains forward-looking statements about our expectations for our business and financial needs.  These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations.  The cautionary statements made in our Report on Form 10-KSB should be read as applying to all forward-looking statements in any part of this report.

In 2006, the Company entered into a letter of intent with NW Financial of Jersey City, New Jersey, who agreed to act as the underwriter and selling agent for a tax free Manufacturer’s Private Activity Bond in the face amount of $6,500,000 (the “Bond”).   On July 17, 2007, the Company decided not to proceed with the closing of the Bond as a result of a due diligence finding that a closing assumption essential to the consummation of the asset purchase of Product Spectrum Group, Inc. could not be realized. In addition , the Company has determined that it could more effectively accomplish its business plan without the accompanying debt burden of the Bond.; The Company has authorized NW Capital Markets, Inc. of Jersey City, New Jersey to seek alternative funds in the amount of $1.5 million through a corporate debt placement.

Liquidity and Capital Resources
As of June 30, 2007, we had total assets of $1,525,733 and $1,838,958 in current liabilities.  As of December 31, 2006, we had total assets of $185,851 and $754,822 in current liabilities. Our revenues for the six months ended June 30, 2007 and 2006 were $62,424 and zero, respectively.  We sustained losses of $910,541 and $52,476 for the quarter ended June 30, 2007 and 2006, respectively.   Cash consumed in operating activities was $280,536 and $96,545 for the six months ended June 30 2007 and 2006, respectively. As of June 30, 2007, our estimated monthly operating costs are approximately $92,000.  If we are able to ramp up our business in 2007, we expect our operating expenses to increase to approximately $1.2 million for the year.

Exousia Advanced Materials, Inc. (formerly Cyber Law Reporter, Inc.) had proceeds of $182,000 through December 31, 2006 and an additional $60,000 for the six months ended June 30, 2007 from the sale of convertible notes to accredited investors.  These Notes are for a twelve month term from the date of investment and bear interest at a rate of 8%.  The Note Holders have the right to convert the Notes to equity at the price of the last equity round raised by the Company prior to the date of conversion.  In addition, we granted two shares of restricted common stock for each $1.00 loaned to the Company as an incentive to the investors resulting in the issuance of 464,000 shares of common stock.

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

General
The Company has dismissed Harper & Pearson, P.C, as its independent auditors.  Harper & Pearson, P.C. has served as the independent auditor of the Company’s annual financial statements from the periods ending December 31, 2001, through December 31, 2006 and the subsequent interim period ended March 31, 2007. From the date on which Harper & Pearson, P.C. was engaged until the date they were dismissed, there were no disagreements with Harper & Pearson, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Harper & Pearson, P.C., would have caused Harper & Pearson, P.C. to make reference to the subject matter of the disagreements in connection with any reports it would have issued, and there were no "reportable events" as that term is defined in Item 304(a) (1) (iv) of Regulation S-B.

Harper & Pearson, P.C.'s reports on the Company's financial statements for years ended December 31, 2001, through December 31, 2006 did not contain adverse opinions or disclaimers of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

The Company has provided Harper & Pearson, P.C. with a copy of the foregoing disclosure, and has requested that Harper & Pearson, P.C. furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with such disclosure.

On August 7, 2007, the Company executed an engagement letter with McElravy, Kinchen & Associates, P.C. ("McElravy") to assume the role of its new certifying accountant. McElravy has been asked to perform the quarterly review of the Company for the quarter ended June 30, 2007.

During the periods ended December 31, 2001, through 2006 and the subsequent interim period ended March 31, 2007, and through the date of the firm's engagement the Company did not consult with McElravy with regard to:
(i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Company’s financial statements; or
(ii) any matter that was either the subject of a disagreement or a reportable event (as described in Item 304(a) (1) (iv) of Regulation S-B.

The engagement of the new principal auditor was recommended and approved by the Board of Directors of Company.

On July 1, 2007, J. William Stanton resigned from the board of directors of the Company to pursue other endeavors.  The Company is actively seeking nominations to replace Mr. Stanton to be elected at the annual shareholders meeting.

Item 3 -  Controls  and Procedures.

Within the 90-day period prior to the filing of this report, the company’s management, including the Chief Executive Officer and Acting Principal Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Acting Principal Accounting Officer concluded that the Company's disclosure controls and procedures were ineffective as of the date of that evaluation. This determination is based upon adjusting   journal entries recommended by our independent auditor during their review of our quarterly information for the three and six month period ended June 30, 2007. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Acting Principal Accounting Officer completed their evaluation.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is not party to any legal proceedings.

Item 2 - Changes in Securities

Recent Sales of Unregistered Securities
 On August 2, 2007, we issued 22,000 shares; the Company received $10,000 in cash.

On August 8, 2007 we issued 55,555 shares, the Company received $25,000 in cash.

Item 3 – Defaults Upon Senior Securities
None.

Item 4 – Submission of Matters to a Vote of Security Holders
None.

Item 5 – Other Information
None.

Item 6 – Exhibitions and Reports on Form 8-K

Incorporated by reference

No.	Name of Exhibit	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation of the Company	SB-2		3.1	08/06/02
3.2	By-Laws of the Company	SB-2		3.1	08/06/02
10.1	Stock Exchange Agreement between Exousia Advanced Materials, Inc. (Formerly Cyber Law Reporter, Inc.) and Exousia Corp.	8-K		EX-1	01/08/07
10.2	Report of Independent Register Public Accounting Firm expressing an opinion on the Financial Statements of Exousia Corp.	8-K		EX-2	01/08/07
10.3	Financial Statements of Exousia Corp. at September 30, 2006	8-K		EX-3	01/08/07
10.4	Alliance Agreement with In Pipe Technology, LLC dated March 28, 2007	10QSB		10.4	05/16/07
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXOUSIA ADVANCED MATERIALS, INC.

Dated: August 14, 2007	By: /s/LANE BRINDLEY
Lane Brindley, President

Dated: August 14, 2007	By: /s/ BRENDA RODRIGUE
Brenda Rodrigue, Principal Chief Accounting Officer