Form 10QSB/A
period 2007-06-30
Exousia Advanced Materials, Inc.
filed 2007-10-25
CIK 1136868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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
A DEVELOPMENT STAGE ENTERPRISE
REPORT ON FORM 10-QSB/A
For the Quarterly Period Ended June 30, 2007

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-QSB/A for the fiscal quarter ended June 30, 2007, is being filed for the purpose amending previous disclosure regarding our evaluation of our controls and procedures.

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

Item 3 –Controls and Procedures

Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, and because of the errors and corrections identified by management with respect to the complex rules for accounting for share-based compensation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were  not effective as of June 30, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Additional effort is needed to fully remedy our identified deficiencies as discussed below and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management intends to continue to work with our auditors and other outside advisors, as appropriate, to develop and then apply our controls and procedures with the goal of achieving adequate and effective disclosure controls. We believe that with a properly planned, designed and implemented system of internal controls over financial reporting, our disclosure controls and procedures are expected to become effective.

There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Accounting Officer completed their evaluation.

Material Weaknesses in Internal Control over Financial Reporting.

Our management made an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2007 and identified deficiencies in our internal controls related to expense recognition and disclosure control deficiencies related to transactions involving equity issuances. The adjustment to expense and the footnote disclosure deficiencies were detected by our independent auditors during the review process and are appropriately corrected, recorded and disclosed in this quarterly report on Form 10-QSB for the three and six month period ended June 30, 2007. Following a review of these deficiencies, management determined that we had incorrectly accounted for equity issuances during such period.  As a result, management concluded that our disclosure controls and procedures were not effective. Management concluded that the following three deficiencies were identified in our control process as of June 30, 2007:

• We did not have adequate transaction controls over the accounting, review and processing of certain unusual or complex accounting transactions.

•                  We did not have a systematic and documented program of internal controls and procedures over our accounting and financial reporting process to ensure that unusual or complex transactions are recorded, processed, summarized and reported on a timely basis in our financial disclosures.

• There is a need for the improved supervision and training of our accounting staff.

Corrective Actions

Subsequent to our filing of our quarterly report on Form 10-QSB for the quarter ended June 30, 2007, we have taken steps to remediate these deficiencies:

• We have standardized procedures with respect to the approval and documentation of equity issuances.

• We will consult with an accounting consultant to assist with unusual or complex accounting transactions.

In addition, we plan to continue to implement the following additional measures:

•                  Develop clear documentation of procedures to be followed in accounting for unusual or complex accounting matters to be used in conjunction with our ongoing accounting and reporting processes for our Calendar year ending December 31, 2007.

•                  Strengthen the staff accounting skills and improve supervision controls over accounting processes for unusual or complex accounting transactions. As resources are available, this will include additional professional staffing and intermediate and advanced level accounting training seminars, as appropriate.

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

EXOUSIA ADVANCED MATERIALS, INC.

Dated: October 25, 2007	By: /s/LANE BRINDLEY
Lane Brindley, President

Dated: October 25, 2007	By: /s/ BRENDA RODRIGUE
Brenda Rodrigue, Principal Chief Accounting Officer