Form 10QSB
period 2007-09-30
Exousia Advanced Materials, Inc.
filed 2007-11-13
CIK 1136868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 30,334,182 shares of common stock, par value $0.001 as of  November 01, 2007

Transitional Small Business Disclosure Format (check one): YES [  ] NO [X]

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
REPORT ON FORM 10-QSB
For the Quarterly Period Ended September 30, 2007

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
(Formerly Cyber Law Reporter, Inc.)
BALANCE SHEETS AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$ 4,289	$ 41,535
Investments – Available for sale (pledged)	200,000	-
Due from acquisition targets:
- related	26,438	14,020
- unrelated	-	15,123
Prepaid expenses	50,917	-
TOTAL CURRENT ASSETS	281,644	70,678

Debt issuance costs net of amortization of $77,661 and $15,912 at September 30, 2007 and December 31, 2006, respectively	8,020	66,269
Patent, net of amortization of $3,070 and $1,096 as of September 30, 2007 and December 31, 2006, respectively	46,930	48,904
Equipment, net of depreciation of $949 at September 30, 2007	7,028
Other intangibles	1,000,000	-

TOTAL ASSETS	$ 1,343,622	$ 185,851

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
(Formerly Cyber Law Reporter, Inc.)
BALANCE SHEETS (Continued) AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(unaudited)

	September 30, 2007	December 31, 2006
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,568,026	$ 62,910
Unearned revenues	-	4,093
Line of Credit	200,000
Notes and accrued interest payable to related parties	23,339	502,323
Debenture principal and interest payable	259,174	185,496
TOTAL CURRENT LIABILITIES	2,050,539	754,822

SHAREHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10 million shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50 million shares authorized; 30,334,182 and 28,433,245 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	30,334	28,433
Additional paid-in capital	1,204,559	-
Deficit accumulated during the development stage	(1,941,810)	(597,404)
Total shareholders' deficit	(706,917)	(568,971)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,343,622	$ 185,851

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
(Formerly Cyber Law Reporter, Inc.)
STATEMENTS OF OPERATIONS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
AND THE PERIOD FROM INCEPTION (MAY 2, 2005) TO SEPTEMBER 30, 2007
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		May 2, 2005 to September 30, 2007
	2007	2006	2007	2006
REVENUES:
Sales	$ -	$ -	$ 62,424	$ -	$ 62,424
Cost of sales	-	-	54,325	-	54,325
GROSS MARGIN	-	-	8,099	-	8,099
EXPENSES:
Compensation - officers and directors	165,000	24,765	502,500	49,565	606,980
General and administrative expenses	58,764	14,099	469,353	56,451	588,338
Professional fees	25,446	6,250	100,899	9,030	142,879
Research and development expenses	1,602	8,791	8,015	49,079	78,540
Depreciation and amortization	49,948	5,142	129,422	5,142	130,517
TOTAL OPERATING EXPENSES	300,760	59,047	1,210,189	169,267	1,547,254
OPERATING LOSS	(300,760)	(59,047)	(1,202,090)	(169,267)	(1,539,155)

OTHER INCOME (EXPENSE):
Impairment in value of patent	-	-			(180,000)
Interest expense	(1,702)	(1,663)	(4,080)	(2,316)	(4,080)
Interest expense to related parties	(5,222)	-	(20,854)		(24,759)
Other expense	(123,416)	-	(123,416)	-	(123,416)
Interest income	2,408	1,082	4,191	1,084	4,774
Other income	-	-	1,843	-	2,830
Total Other Income (Expense)	(127,932)	(581)	(142,316)	(1,232)	(324,651)

NET LOSS	$ (428,692)	$ (59,628)	$ (1,344,406)	$ (170,499)	$ (1,863,806)

Basic and diluted net loss per share	$(0.01)	$ (0.00)	$ (0.05)	$ (0.02)	$ (0.12)
Weighted average number of shares outstanding	30,285,269	24,838,375	29,687,662	9,156,582	14,930,468

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
(Formerly Cyber Law Reporter, Inc.)
STATEMENT OF SHAREHOLDERS’ DEFICIT FROM INCEPTION TO SEPTEMBER 30, 2007
(unaudited)
	Date	No. of Shares	Capital Stock	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
Inception	05/02/05	-	$ -	$ -	$ -	$ -
Share issued at inception for services	05/02/05	1,000,000	1,000	-	-	1,000

Shares issued for cash	08/19/05	50,000	50	24,950	-	25,000
Net loss through December 31, 2005					(51,866)	(51,866)
Balance, December 31, 2005		1,050,000	1,050	24,950	(51,866)	(25,866)

Shares issued for services	06/30/06	23,399,245	23,399	19,500	-	42,899

Shares issued for patents	07/28/06	200,000	200	229,800	-	230,000

Shares issued for cash	01/12/06	50,000	50	24,950	-	25,000
	01/18/06	50,000	50	24,950	-	25,000
	02/06/06	50,000	50	24,950	-	25,000
	02/22/06	50,000	50	24,950	-	25,000
	04/27/06	50,000	50	24,950	-	25,000

Shares issued in reverse merger with Cyber Law Reporter, Inc.	12/31/06	3,534,000	3,534	(399,000)	(78,004)	(473,470)

Net Loss					(467,534)	(467,534)
Balance, December 31, 2006		28,433,245	28,433	-	(597,404)	(568,971)

Shares issued for prepaid services	01/31/07	148,000	148	110,852	-	111,000
Shares issued for debt issuance costs	02/06/07	75,000	75	13,800	-	13,875
Shares issued for debt issuance costs	03/02/07	25,000	25	4,600	-	4,625
Conversion of note payable	03/19/07	486,160	486	485,674	-	486,160
Shares issued for services	04/01/07	25,000	25	24,475	-	24,500
Shares issued for services	04/11/07	239,000	239	226,811	-	227,050
Shares issued for services	06/05/07	25,000	25	24,225	-	24,250
Shares issued for cash	04/11/07	800,000	800	279,200	-	280,000
Shares issued for cash	08/24/07	22,222	22	9,978	-	10,000
Shares issued for cash	08/28/07	55,555	56	24,944	-	25,000
Net loss					(1,344,406)	(1,344,406)
Balance, September 30, 2007		30,334,182	$ 30,334	$1,204,559	$ (1,941,810)	$ (706,917)

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
(Formerly Cyber Law Reporter, Inc.)
STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
AND THE PERIOD FROM INCEPTION (MAY 2, 2005) TO SEPTEMBER 30, 2007
 (unaudited)

	Nine Months Ended September 30,		May 2, 2005 to September 30, 2007
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,344,406)	$(170,499)	$(1,863,806)
Adjustments to reconcile net loss to net cash used by operating activities:
Capital stock issued for services	275,800	-	319,699
Depreciation and amortization	129,422	5,142	130,518
Interest payable to related parties	20,854	-	5,854
Loans to acquisitions write off	15,123	-	15,123
Deferred financing costs write off	15,000	-	15,000
Impairment of patent	-	-	180,000
Change in operating assets and liabilities:
---Prepaid expenses	(4,667)	5,070	(4,667)
---Unearned revenues	(4,093)	-	-
---Accounts payable and accrued liabilities	505,116	11,630	549,106
Net cash used by operating activities	(391,851)	(148,657)	(653,173)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used for assets purchase	(7,977)	-	(7,977)
Investment purchases	(200,000)	-	(200,000)
Net loans made to acquisition targets	(12,418)	(30,321)	(41,561)
Net cash used in investing activities	(220,395)	(30,321)	(249,538)
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	315,000	125,000	465,000
Proceeds from debenture offering	60,000	92,000	242,000
Notes payable- business line of credit	200,000	-	200,000
Shareholder loans	-	(31,250)	-
Net cash provided by financing activities	575,000	185,750	907,000
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(37,246)	6,772	4,289
Cash and cash equivalents, beginning of period	41,535	1,214	-
Cash and cash equivalents, end of period	$ 4,289	$ 7,986	$ 4,289

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1 – BASIS OF PRESENTATION

Presentation of Interim Information
The accompanying consolidated financial statements of Exousia Advanced Materials, Inc. and Consolidated Subsidiaries (“Exousia” or the “Company”) have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations.  These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2006.  In management’s opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented.  The accompanying unaudited interim financial statements as of and for the nine months ended September 30, 2007 are not necessarily indicative of the results which can be expected for the entire year.

Investments
Our investments consist of a CD pledged to securitize a line of credit from a local bank. This CD is recorded at its fair market value as it is classified as held for sale.

NOTE 2 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has deficit working capital, has only begun revenue-generating activities, had no manufacturing or distribution systems in place and has incurred net losses of $1,941,810 from its inception on May 2, 2005 through September 30, 2007.  Although the Company has engaged in fund raising efforts, there is no guarantee that either the fund raising efforts or cash flows from operations, if any, will generate sufficient working capital for the Company to remain as a going concern.

NOTE 3 - COMMON STOCK TRANSACTIONS

As of September 30, 2007, the Company had 30,334,182 common shares issued and outstanding of which 20,399,245 or 67% are owned directly or indirectly by officers and directors of the Company.

We had the following common stock transaction during the nine month period ended September 30, 2007:

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

•	22,222 shares issued for cash of $10,000 to accredited investors as part of a private placement.
•	55,555 shares issued for cash of $25,000 to accredited investors as part of a private placement.

NOTE 4 – DEBENTURES PAYABLE

During 2006 and the nine months ended September 30, 2007, the Company entered into convertible notes with a small group of accredited investors in the total amount of $242,000. The Notes have a term of twelve months and bear simple interest at a rate of 8% per annum.  Investors received a stock kicker of two shares of common stock for each $1.00 of investment made in the convertibles notes resulting in the issuance of 364,000 shares of common stock to these investors for the year ended December 31, 2006 and an additional 100,000 shares during the six months ended September 30, 2007.  These shares were valued at $85,681 and are included in “Debt Issuance Costs”.  As of September 30, 2007, $17,175 of interest has been accrued.

The convertible notes bear a conversion right allowing the investors to convert the face amount of the notes and any accrued interest into common stock at the valuation of the last equity round raised by the Company prior to the date of conversion.

NOTE 5 - PAYABLE LINE OF CREDIT

The Company entered into a line of credit agreement for $200,000 with a local bank securitized by a CD in the same amount. The note bears interest at 8.25% and is due on demand.

NOTE 6 – OTHER LONG-TERM DEBT

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

NOTE 7 – PREPAID EXPENSES, PATENTS AND INTANGIBLE ASSETS

During the three months ended March 31, 2007, we issued 148,000 restricted common shares to a consulting firm pursuant to a contract to provide investor relations management services.  The contract is for one year and commenced on March 1, 2007.  This contract provides for a payment of $10,000 per month until the shares are registered in an SB-2 filing. The value of the shares rendered was explicitly stated in the contract at $0.75 per share.  We therefore recorded a prepaid expense in the amount of $111,000.  Of this amount, we have amortized seven months, or $64,750 to general and administrative expenses for the nine months ended September 30, 2007.

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

In 2006, we paid 100,000 shares of our restricted common stock to obtain the rights to a patent relating to certain photoluminescent signage technologies.  Our carrying amount of this patent is $50,000 of which, as of September 30, 2007, we have amortized $3,070 which is included in “depreciation and amortization expense.”

NOTE 8 – ACQUSITION TARGETS & NOTES RECEIVABLE

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

NOTE 9 – SUBSEQUENT EVENT

On October 26, 2007, the Company issued 2,272,856 shares of common stock in a private placement and received $795,500 in cash.

Item 2 – Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read along with our financial statements as of September 30, 2007, which are included in another section of this document and with our form 10-KSB as of December 31, 2006 which contains a more detailed discussion of our plan.  This discussion contains forward-looking statements about our expectations for our business and financial needs.  These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations.  The cautionary statements made in our Report on Form 10-KSB should be read as applying to all forward-looking statements in any part of this report.

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

Liquidity and Capital Resources
As of September 30, 2007, we had total assets of $1,343,622 and $2,050,539 in current liabilities.  As of December 31, 2006, we had total assets of $185,851 and $754,822 in current liabilities. Our revenues for the nine months ended September 30, 2007 and 2006 were $62,424 and zero, respectively.  We sustained losses of $1,344,406 and $170,499 for the nine months ended September 30, 2007 and 2006, respectively.   Cash consumed in operating activities was $391,851 and $148,657 for the nine months ended September 30 2007 and 2006, respectively. As of September 30, 2007, our estimated monthly operating costs are approximately $130,000.  If we are able to ramp up our business in 2007, we expect our operating expenses to increase to approximately $1.2 million for the year.

Exousia Advanced Materials, Inc. (formerly Cyber Law Reporter, Inc.) had proceeds of $182,000 through December 31, 2006 and an additional $60,000 for the nine months ended September 30, 2007 from the sale of convertible notes to accredited investors.  These Notes are for a twelve month term from the date of investment and bear interest at a rate of 8%.  The Note Holders have the right to convert the Notes to equity at the price of the last equity round raised by the Company prior to the date of conversion.  In addition, we granted two shares of restricted common stock for each $1.00 loaned to the Company as an incentive to the investors resulting in the issuance of 464,000 shares of common stock.

Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, if we do not identify ongoing sources of cash or other material liquid assets, or establish sources of revenue sufficient to cover our operating costs, it could affect our ability to continue as a going concern. We may, in the future, experience significant fluctuations in our results of operations.   If we are required to obtain additional debt and equity financing or our illiquidity could suppress the value and price of our shares if and when trading in those shares develops.  However, our future offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficient to fund operations and meet the needs of our business plan.

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

On August 7, 2007, the Company executed an engagement letter with McElravy, Kinchen & Associates, P.C. ("McElravy") to assume the role of its new certifying accountant. McElravy has been asked to perform the quarterly review of the Company for the quarter ended June 30, 2007 and September 30, 2007.

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

On October 15, 2007, Lane Brindley resigned from his position as President and General Counsel of Exousia Advanced Materials to accept a position in Richmond, Virginia. He will remain on the board of directors. For the present time J. Wayne Rodrigue will assume the position as President along with his current position as CEO and Chairman of the Board.

Item 3 – Controls and Procedures.

Within the 90-day period prior to the filing of this report, the company’s management, including the Chief Executive Officer and Acting Principal Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Acting Principal Accounting Officer concluded that the Company's disclosure controls and procedures were ineffective as of the date of that evaluation. This determination is based upon adjusting   journal entries recommended by our independent auditor during their review of our quarterly information for the three and nine month period ended September 30, 2007. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Acting Principal Accounting Officer completed their evaluation.

We have begun the process of interviewing candidates for an audit committee. We have identified several qualified persons for the CFO/COO position to aid in financial controls. We will be hiring a consultant to recommend internal control procedures.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is not party to any legal proceedings.

Item 2 - Changes in Securities

Recent Sales of Unregistered Securities
 On October 26, 2007, we issued 2,272,856 shares; in return, from a private placement, the Company received $795,500 in cash.

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

EXOUSIA ADVANCED MATERIALS, INC.

Dated: November 13, 2007	By: /s/J.WAYNE RODRIGUE, JR.
J. Wayne Rodrigue, Jr., Chief Executive Officer

Dated: November 13, 2007	By: /s/ BRENDA RODRIGUE
Brenda Rodrigue, Principal Chief Accounting Officer