Form 10KSB
period 2007-12-31
Exousia Advanced Materials, Inc.
filed 2008-04-10
CIK 1136868

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-KSB

[ Ö ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 333-87696

EXOUSIA ADVANCED MATERIALS, INC.
(Exact name of registrant as specified in its charter)

Texas	90-0347581
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1200 Soldiers Field Dr, Ste 200 Sugar Land, Texas	77479
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (281) 313-2333

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

The issuer’s total revenues for the year ended December 31, 2007 were $62,424.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.   As of April 8, 2008, the common equity closed at $0.60 per share.  On that date 13, 599,521 shares with a market capitalization of $8,159,713 were held by non-affiliates.

The registrant’s common stock outstanding as of April 8, 2008 was 38,185,083 shares.

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

ADDITIONAL INFORMATION

 We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and in accordance with the Exchange Act, we file annual, quarterly and special reports, and other information with the Securities and Exchange Commission. These periodic reports and other information are available for inspection and copying at the regional offices, public reference facilities and website of the Securities and Exchange Commission referred to above.

Statements contained in this report about the contents of any contract or any other document that is filed as an exhibit are not necessarily complete, and we refer you to the full text of the contract or other document filed as an exhibit.  A copy of annual, quarterly and special reports and related exhibits and schedules may be inspected without charge at the Public Reference Room maintained by the Securities and Exchange Commission at 100 F Street, N.E., Washington, D.C. 20549, and copies of such reports may be obtained from the Securities and Exchange Commission upon payment of the prescribed fee. Information regarding the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a web site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC. The address of the site is www.sec.gov.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Company Overview

•
Exousia Advanced Materials, Inc. is a compliant public company (EXOU) that develops, manufactures and markets advanced industrial materials for worldwide markets and applications. Exousia headquarters are in Sugar Land, TX - about 30 minutes from the center of Houston.

•
Exousia products include proprietary resins, additives, industrial coatings and structural materials. Our products are sold under the trade names RPA™ Resin, VISTAMER® Rubber Engineered Particles, AEGEON™ (U.S.) and Shield™ (China) Industrial Coatings, TrussCore™ Structural Components and ECORE™ Structural Foam.

•
Exousia products provide significant competitive benefits, including superior cost effectiveness and increased performance, and are used as core materials in high-volume manufacturing and large industrial operations.

•
Exousia products are designed to compete in the Plastics, Industrial Coating and Structural Materials industries and have sizable applications in transportation, marine, petrochemical, energy and construction. Exousia believes its products address global and target markets.

•
Our strategy is to develop advanced, differentiated and high-value industrial materials that enable our potential customers to manufacture superior products, deliver enhanced services and become more competitive. Exousia is commercializing its products in both North America and China.

•
In the U.S., Exousia is commercializing initial RPA applications in the manufacture of Recreational Vehicles and Truck Bodies. Exousia has also acquired a $2.0 million coating manufacturer firm which it plans to launch its North American coating operations.

•
In China Exousia has developed distributors and alliances with leading Chinese companies and marketing representatives to distribute our Shield family of industrial coatings. Exousia expects to open its first Chinese production facilities in 2008.

•	Exousia has assembled a strong management team with extensive experience in our products and markets.

Principal Products

•	RPA™ Resin
RPA Resin is a family of polymers used as a high-volume manufacturing material. It is a proprietary plastic resin that bonds rubber and plastic, and enables Exousia to develop a wide range of advanced, composite materials with superior performance characteristics. These new materials have applications in the automotive, building, recreation, marine, and household goods industries.

The key differentiator of RPA is that it successfully bonds plastic and rubber materials to form a new category of plastic resin. RPA enables the development of new thermoplastic elastomer alloys that overcome earlier problems of poor strength and performance. This provides a degree of rubber-plastic compatibilization not previously achieved, and results in a thermoplastic blend with a highly improved tensile strength and elongational capability.

Leading applications for RPA include the construction, transportation and marine industries. One large application for RPA is in the manufacture of recreational vehicles (RV). The benefit of RPA in recreational vehicles is that it substantially reduces vehicle weight. This is because RPA-based solutions weigh roughly one-quarter less than a typical fiberglass-Luan build-up. RPA also increase strength and durability leading to higher quality and more cost-effective production.

RPA is manufactured in pellets and shipped in truckload or boxcar quantities to end users or distributors. RPA can also be formed, or extruded, to accommodate customer applications. Exousia also produces extruded components and composite products that integrate RPA, such as TrussCore.  Exousia will market RPA direct and through distributors, manufacturer’s representatives and resellers.

▪	VISTAMER® RUBBER
VISTAMER Rubber is a cryogenically ground particulate rubber that has been surface activated by a patented reactive gas process. The process chemically alters the rubber particles to create reactive functional groups on the surface of the material. These reactive functional groups react with a broad spectrum of rubber and plastic materials to create superior adhesion between the particles and the surrounding polymer.

VISTAMER Rubber is a performance additive for plastics, concrete, epoxy, latex, and polysulfides that improves impact resistance, tear resistance, adhesive strength, traction, toughness, flexibility and abrasion resistance. Customers use VISTAMER Rubber as a performance additive to manufacture new products with superior characteristics, or enhance the performance and value of existing products, such as industrial coatings. Examples of how customers might use VISTAMER Rubber include;

•	Addition to epoxy floor coatings to increase flexibility and improve impact resistance
•	Addition to polyurethane industrial wheels to give superior grip and traction
•	Incorporation in polysulfide coatings to increase abrasion resistance and toughness
•	Addition to latex floor paint to increase slip resistance.

VISTAMER Rubber is delivered as pellets, granulate or powder, and is sold in bulk to distributor and end-user customers. Typical target customers include manufacturers and applicators of urethanes, adhesives and epoxies. VISTAMER Rubber is also integrated into other Exousia products, such as industrial coatings and ECORE Structural Foam.

▪	INDUSTRIAL COATINGS WITH VISTAMER® RUBBER
Typical industrial coatings, such as standard epoxy-based coatings, are relatively undifferentiated. However, by integrating VISTAMER Rubber Engineered Particles into coatings Exousia has developed a family of industrial coatings that provide significant differentiation compared to similar categories of competitive products that do not include VISTAMER.

Industrial coatings with VISTAMER Rubber, typically loaded 10%-15% by weight, exhibit a broad range of increased performance benefits. Some of the more significant benefits include:

•	Improved Impact Resistance to Increase Strength and Durability
•	Superior Barrier to Environmental Forces
•	Increased Surface Energy
•	Greater Tensile Strength
•	Stronger Adhesion to Substrates
•	Enhanced Flexibility
•	Higher Coefficient of Friction and Wet Traction for Superior Grip

Exousia industrial coatings are positioned for large, heavy-duty applications and markets such as corrosion control and environmental protection in the petrochemical, marine, energy, utility, and public and industrial infrastructure sectors. These applications and industries require large quantities of high-quality industrial coatings.

▪	TrussCore™ STRUCTURAL COMPONENTS
TrussCore is an ultra-high strength; low-weight structural composite that provides a high-value, high-performance substitute in applications that would normally utilize lower strength, higher weight plywood.
TrussCore is formed by taking sheets of RPA and having them vacuum-pulled into a honey-comb structure. TrussCore is then laminated with RPA sheets to produce structural panels with substantial strength relative to weight. This strength is derived from a design similar to I-beam construction. The resulting sandwich-configuration makes TrussCore highly impact and deflection resistant, in addition to having superior compressive and shear strength, wear resistance, and durability. TrussCore is also UV and moisture resistant. Leading applications for TrussCore panels include vehicle truck floors and sidewalls, ceilings, bulkhead walls, divider walls and numerous other applications where high strength and low relative weight are critical.

▪	ECORE™ STRUCTURAL FOAM
ECORE integrates urethane foam, carbon spheres and VISTAMER Rubber Engineered Particles into a composite foam material that is typically cut into sheets. These sheets can then be laminated to RPA or other materials. The result is a composite structural panel that is highly competitive in heavy-duty applications where plywood or similar materials are used, such as marine decking. ECORE panels are far lighter than laminated plywood; yet provide a strong, high-impact material that is moisture resistant. They also provide excellent protection against harsh weather and UV radiation. ECORE can be manufactured in solid, single pieces of up to 8’ x 28’, thereby allowing it to be a solution for a wider range of applications. It may also be manufactured with application-specific surfaces (i.e. non-skid), and in various colors.

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

Exousia hopes to win supplier contracts by working with customers to engineer and deliver solutions for specific applications that deliver high performance and reduced cost.  We believe the key to gaining market share for these materials will be getting customers to replace the materials they are using now with superior materials we have designed for their applications.

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

Marketing Plan
Exousia products provide high-value, high-performance solutions for very large worldwide markets in the manufacturing, industrial and construction sectors spanning the plastics, coatings, and structural materials industries.

Primary Market: Plastics Industry
In 2006 the US plastics industry generated approximately $380 billion of sales. Exousia products compete in a number of high value segments for engineered resins and other specialty plastics. These are non-commodity polymer markets that require high-performance materials. Examples include ATV, snowmobiles and watercraft, automotive and cold weather architectural applications.

Growth rates in these markets vary significantly by region, from around 2% in the U.S. to double-digit growth in parts of Asia and Eastern Europe. The target plastic/polymer market sectors that our products address are estimated at $3-$5 billion in North America, and upwards of $6-$8 billion worldwide.

Primary Market: Coatings Industry
In 2006 the global coatings market was approximately $85 billion. The largest region was Asia with 30% share, closely followed by Western Europe and North America. Growth ranges from low single-digit growth in mature economies, to explosive growth in Asia and Eastern Europe. The industry consists of numerous products spanning low-margin, commodity paints to high-value specialized industrial coatings. Price points can range from under $10/gallon to over $100/gallon. The best future opportunities are found in high growth markets, such as China, and high-value specialty products, such as corrosion control. For example, the anti-corrosion coating marketing in China has been growing 20% annually.

Exousia sells high-performance specialty coatings for industrial applications, such as corrosion control and marine environments. Heavy users of industrial coatings include oil and gas drilling (esp. offshore drilling), petrochemical refining and production, petrochemical storage and transmission/pipelines, marine shipping and ports, electric generation and utility infrastructure, and public infrastructure (bridges, waterworks, etc). Most of our products will price in the range of $30-$90 wholesale. We currently market into two regions: China and the US. The US market for specialty industrial coatings is estimated at $4 billion/annually. The China market for specialty industrial coatings is estimated at $2 billion with potentially another $2 billion in the greater Asian region.

Primary Market: Structural Materials Industry
The market for structural materials is very broad and includes numerous construction and manufacturing applications that encompass wood, metal, plastic and other materials. The diversity and magnitude of these markets is vast. For example, the US plywood and gypsum industries alone exceed $10 billion of sales.

Exousia products such as TrussCore and ECORE offer unique, high-value alternatives to traditional wood and plastic structural materials. For example, both TrussCore and ECORE can replace laminated wood products used in heavy-duty applications such as container walls and marine decking. Exousia structural products are also ideal for certain types of construction.

Exousia estimates that the worldwide market for composite structural building and manufacturing materials exceeds $100 billion. The Company believes that the numerous niche markets its structural materials address, including countless applications for plywood and laminated panels, represents $6 to $7 billion in the US and China alone.

STRATEGY

Overview

Product Strategy
Develop advanced, differentiated and high-value industrial materials that enable large, industrial customers to make superior products, deliver enhanced services and become more competitive.

Competitive Strategy (Positioning)
Market high quality, value-priced and performance-differentiated products into specialized, high-value segments of multi-billion dollar, global industrial markets.

Revenue Strategy
Drive rapid sales growth through intense direct selling and relationship development, followed by focused, high-impact sales-development campaigns. Initiate product sales into large North American markets and rapidly developing markets in China, and then focus future sales activity in the highest-growth global markets.

Distribution Strategy
US:	Sell direct and through regional, independent representatives & distributors.
China:	Sell through exclusive, regional distributors and national marketing representatives.

Promotion Strategy
US:	Selective, High-Impact Marketing (direct, trade journals, industry involvement, etc.)
China:	Implement co-op Marketing Programs with Distributors

Production Strategy
Initiate production with contract manufacturers, then develop captive manufacturing as quickly as possible to optimize margins and price competiveness.

US Strategy:	1. Develop and acquire coating production capacity.
2. Use contract manufacturing (tolling) for RPA production until demand and funding justifies developing internal capacity.
3. VISTAMER production facilitated by existing and expandable facilities.

China Strategy:	1. Export Coatings until Chinese plant is operational (targeted for 2008)
2. Build RPA and VISTAMER Plants when justified by demand and funding.

Business Group Strategies

Industrial Materials
The commercialization strategy of the Industrial Materials Group is to spearhead application “beachheads” within key target markets, develop and validate the applications, and then penetrate the relevant markets. As early customers integrate our advanced materials into their products, their competitors will be pressured to do likewise in order to neutralize competitive differentiation. Exousia believes this will allow it to capture meaningful market share as it commercializes application-markets.

The long-term production strategy is to develop captive facilities that will allow Exousia to minimize its product costs in order to expand margins and/or access new markets.

Industrial Coatings
The commercialization strategy of the Industrial Coatings Group is to 1) focus on mid-range and high-end industrial coatings applications, 2) leverage Exousia’s patented VISTAMER Rubber and world-class technical & engineering support to differentiate its coatings, 3) utilize its production flexibility and broad product line to more effectively capture quick-turnaround and specialty business that generates high margins but is too small for the major coating suppliers, and 4) implement a nimble procurement system and extensive supplier network to effectively control costs. This strategy will position our products at the high-end/high-margin part of the market, while containing production costs.

In order to effectively implement this strategy, Exousia will operate regional, flexible blending plants in the markets it serves. To reduce cost the Company utilizes a unique procurement methodology that will allow it to take advantage of cost savings in the spot market, and also generate side-profits off its inventory. Exousia will also selectively sell its below-market, excess inventory to smaller manufacturers who are willing to pay a premium. The profit margins generated will then be applied to overall materials costs to help further contain them.

STRUCTURE
Exousia is structured into two business groups: 1) Industrial Materials, and 2) Industrial Coatings. The Industrial Materials group encompasses our line of advanced materials and composite products that are either sold independently to high volume customers or integrated into other Exousia products. The Industrial Coatings group exclusively focuses on products and markets for high-value coatings and related products used by industrial customers. These business groups are individual profit-centers responsible for their own production, R & D, product marketing and support resources, although certain corporate marketing and administrative resources are shared between business groups.

Patents, Licenses and Royalty Agreements

Thermoplastic Elastomers
On December 5, 2007, the Company agreed to acquire intellectual property from Amitkumar N. Dharia.  Mr. Dharia is a named inventor on Patent No. 7,235,609 entitled Thermoplastic Olefin Compositions and Articles along with Donald T. Robertson and J. Wayne Rodrigue, founder of the Company.  The Company has acquired an assignment of Mr. Dharia’s rights with respect to such patent.  In consideration for the assignment to the Company, the Company has agreed to pay Mr. Dharia $100,000 in cash in four quarterly installments of $25,000 and issue to him 400,000 shares of the Company’s restricted Common Stock.  Additionally, Mr. Dharia’s company, Transmit Technology Group, LLC (“TTG”) will be retained in a technical advisory role pursuant to a technical services agreement to be entered into that pays TTG an amount equal to $4,000 per month for a period of twelve (12) months.  The payment of cash and issuance of the Shares described in this Section to Mr. Dharia will likely be a taxable event to him, and he will bear all personal tax consequences relating thereto.  Mr. Dharia and the Company have been in discussions for some time regarding the Company’s acquisition of Mr. Dharia’s patent rights, and the acquisition of his patent rights culminates a lengthy discussion regarding such acquisition.

VISTAMER® RW Rubber
On December 28, 2007, the Company agreed to acquire the following Patents from Composite Materials, Inc. (“CPI”), subject to CPI’s shareholder approval:

U.S. Patent #5,382,635 “Higher Modulus Compositions Incorporating Particulate Rubber” 27 January 1995 - Process of surface-modification of vulcanized rubber particles with chlorine-containing atmosphere.

U.S. Patent #5,693,714    “Higher Modulus Compositions Incorporating Particulate Rubber”   2 December 1997- Process for making specific end-products by use of the new materials described in U.S. Patent # 5,506,283.  Examples of claimed products include PU foam, adhesives, coatings, wheels, etc.

U.S. Patent #5,969,053   “Higher Modulus Compositions Incorporating Particulate Rubber”  19 October 1999 - Process of surface modifying plastic items, such as pallets and truck bed liners, followed by application of slip-resistant coatings, in particular, coatings made with VISTAMER® Rubber.

In consideration for the transfer of the above patents, the Company intends to pay CPI $50,000 in cash with $15,000 paid initially and the balance payable in six monthly installments beginning January 31, 2008, and issue 1,000,000 shares of the Company’s restricted Common Stock.  Additionally, the Company contemplates that Dr. Bernie Bauman of CPI will join the Company’s Executive Advisory Board.  The Company intends to retain Dr. Baumann in a technical advisory role pursuant to a technical services agreement to be entered into after the acquisition of the Patents.  The terms of this services agreement are still being negotiated.  The Company and CPI have been in discussions for some time regarding the Company’s acquisition of CPI’s patent rights, and the acquisition of its patent rights culminates a lengthy discussion regarding such acquisition.

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

Environmental Issues

As of December 31, 2007, the Company has not entered into its manufacturing or distribution phase and therefore there are no remediation costs accrued in these financial statements.  In the future, the Company will determine the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities will be adjusted periodically as remediation efforts progress, or as additional technical or legal information becomes available.

Employees

The Company currently has written employment agreements with four employees.  We currently employ four persons:  Wayne Rodrigue, our CEO President, and Chairman; Elorian Landers our VP of Corporate Development; Brenda Rodrigue, our Principal Chief Accounting Officer; and Rodney P. Watkins our VP of Operations..

Executive Management Team

CEO
J. Wayne Rodrigue
Mr. Rodrigue is the founder and driving force behind Exousia, and has spent years developing its products and market opportunities. His career spans over 25 years of materials development and commercialization, including twenty years experience in rubber particle and plastic processing and development. Mr. Rodrigue has held numerous executive level posts where he led technical development and commercialization. Mr. Rodrigue is a former senior designer for civil/structural engineering, and has direct experience in the design and implementation of petrochemical facilities and paper plants, pipelines, recycling and energy projects. Mr. Rodrigue is the entrepreneurial force behind Exousia and drives its overall development and vision. Mr. Rodrigue holds a Bachelor of Science degree in business and is a member of The Society of Plastics Engineers.

VP Corporate Development
Elorian Landers
Mr. Landers has over thirty years experience in public company management, investor relations and business development. He has in-depth knowledge of public company formation, management and corporate development. During his career, Mr. Landers has formed a number of companies and entities, and has interacted extensively with the SEC and public markets. He has also raised numerous rounds of funding for his own and client companies. Mr. Landers began his career in the advertising industry, of which he has received many awards for his work and delivered projects on behalf of leading advertising agencies. During his career he has held various executive management, business development, and marketing and advertising positions. Mr. Landers will drive corporate development, capital investment and public company management functions. Mr. Landers holds a degree in advertising.

Chief Accounting Officer
Brenda Rodrigue
 Mrs. Rodrigue has spent the last 5 years as accountant and secretary treasurer of Re-Engineered Particle Systems, LLC and Engineered Particle Systems, LLC.  Mrs. Rodrigue’s duties including all facets of the accounting process and all reporting procedures.  Mrs. Rodrigue has a combined 30 years in the accounting field with employment opportunities both in public accounting firms and private enterprise. Previous CPA firms Mrs. Rodrigue was employed by are Broussard and Company of Sulphur, LA where she was the sole person preparing Medicare/Medicaid Cost Reports as well as complex consolidated tax returns and Mrs. Rodrigue was a part of the audit team.  At Quirk, Cargile, Hicks, and Reddin Mrs. Rodrigue performed all areas of accounting which included financial statements, tax returns, accounts payable, accounts receivable, inventory, etc.  In the private sector, Mrs. Rodrigue was employed for 7 years by Car Care Auto Parts, where she was a full charge bookkeeper and controller for 7 locations.

Advisors
Bernard D. Bauman, Ph.D
Dr. Bauman is Executive Vice President at Fluoro-Seal Ltd., and Vice President of Special Projects at Fluoro-Seal International. He has a Ph.D. in Physical Organic Chemistry and was a postdoctoral scholar at Penn State University. Dr. Bauman worked for the Rohm and Haas Company for 2 years and Air Products and Chemicals for 17 years in a variety of technical and business assignments. At Air Products he led the company in developing technology and businesses involving the surface modification of plastics with reactive gas atmospheres. In 1993 he founded Composite Particles, Inc., a manufacturer of advanced polymeric materials. In 2000 he merged part of the Composite Particles business with Fluoro-Seal Ltd. He has over 20 US patents and several more pending.

Dr. Bauman’s areas of expertise include surface modification, polymer structure/property relationships, plastic conversion processes, and the invention, development and commercialization of new technologies. Dr. Bauman is the inventor of the VISTAMER® Rubber Engineered Particle additive, which he has sold to Exousia. As part of the agreement Dr. Bauman will advise Exousia on surface-modified polymer processes.

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

Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we do not have significant cash or other material liquid assets, nor do we have an established source of revenue sufficient to cover our operating costs and to allow us to continue as a going concern.  We may, in the future, experience significant fluctuations in our results of operations.   If we are required to obtain additional debt and equity financing or our illiquidity could suppress the value and price of our shares if and when trading in those shares develops.  However, our future offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficient to fund operations and meet the needs of our business plan.  Our current working capital is not sufficient to cover expected cash requirements for 2008 or to bring us to a positive cash flow position.  It is possible that we will never become profitable and will not be able to continue as a going concern.

2. We Will Require Additional Capital to Develop and Market Our Products

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

4. The Common Stock Has Experienced Limited Trading

The Company is traded on the Electronic Bulletin Boards under the symbol “EXOU.OB”.  It has experienced limited trading.  Unless shares of the Company’s common stock become more broadly held and orderly markets develop and even thereafter, the prices of the stock may fluctuate significantly. Prices for the stock will be determined in the marketplace and may be influenced by many factors, including, but not limited to, the following:

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

5. Potential Future Sales of Restricted Shares Could Depress the Market Price for our Common Stock.

36,185,083 shares of common stock were issued and outstanding as of December 31, 2007. We believe that approximately 32,501,688 of these shares are "restricted securities" as that term is defined in Rule 144 of the Securities Act of 1933, as amended.  The possible sale of these restricted shares may in the future dilute an investor's percentage of freely tradable shares and may depress the price of the Company's common stock.

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

ITEM 2 - DESCRIPTION OF PROPERTY

Exousia has not acquired any property in 2007 but the Company may entertain the acquisition of property in 2008.

On May 2, 2007, we rented office space from Third Cross Copperstone, Inc., at 1200 Soldiers Field Drive, Suite 200, Sugar Land, TX 77479.  The rental cost is $4,666.67 per month.  We signed a 40 month lease effective June 1, 2007 for the office space.   On March 25, we rented an additional space from Third Cross Copperstone, Inc. at 1200 Soldiers Field Drive, Suite 201, Sugar Land, Texas 77479. The rental cost for both will be $10,313.00 per month, starting April 1, 2008. This lease will be for 30 months.

ITEM 3 - LEGAL PROCEEDINGS

On December 10, 2007, CorrBan Technologies, Inc. (“CorrBan”) and Thin Film Technology, Inc. (“TFT”), as Plaintiffs (the “Plaintiffs”), filed suit against the Company, Shield Industries, Inc., Global Development Enterprise, Inc., Vickers Industrial Coatings, Inc., Elorian Landers, Peter Wokoun, and Rodney Watkins, (collectively, the “Defendants” and individually “Defendant”), in the 133rd Judicial District Court of Harris County, Texas. In connection with the lawsuit, Plaintiffs received a temporary restraining order (“TRO”) against the Defendants restraining them from utilizing certain intellectual property of Plaintiffs.

The Plaintiffs allege (i) the misappropriation of CorrBan’s proprietary information through the copying of CorrBan’s website and the conversion, reverse engineering, manufacturing and marketing of CorrBan’s patented products, trade secrets and confidential information and products by the Defendants, (ii) breach of fiduciary duty and fraud through the actions of Landers, Watkins and Wokoun, all former employees and/or directors of CorrBan and (iii) that the Defendants are tortiously interfering with CorrBan’s and TFT’s contractual relationship.  The Plaintiffs allege that Defendants Landers and Watkins are now associated with Defendant Shield Industries, Inc. in the development, manufacture and sale of products similar to those manufactured and sold by Plaintiffs and that the Company and Shield Industries, Inc. are now considering a business relationship that will utilize Plaintiff’s proprietary information.

The investigation of the lawsuit is in its initial stages.  However, the TRO was not extended, and the Company, Shield Industries, Inc., Elorian Landers and Rodney Watkins (as “Consenting Defendants”) have entered into an Agreed Order with Plaintiffs whereby the Consenting Defendants have agreed to refrain from engaging in certain activities during the pendency of the lawsuit, namely: (i)  the Consenting Defendants have agreed not to use, disclose, manufacture or transfer any formula to be used in a surface preparation process that is an acid-based gel followed by a neutralizing agent; (ii) the Consenting Defendants have agreed to develop new marketing materials not to contain images, diagrams, or projects currently used on the websites of CorrBan or TFT, nor to contain text that is substantially similar to CorrBan’s copyrighted materials; provided however, that the charts, including product data charts, are not deemed copyrighted by CorrBan or TFT; (iii)  the Company and Shield Industries, Inc. agree to send new marketing materials to whomever they have sent old marketing materials, with a statement that the new marketing materials are sent to replace, correct, and clarify the old marketing materials; (iv) the Consenting Defendants have agreed that they will not use the name “HYDRO-SET;” (v) the Consenting Defendants have agreed not to use or disclose any coating formula acquired by them from TFT; (vi) the Consenting Defendants have agreed that they will not infringe CorrBan’s U.S. Pending Patent No. 2007065587 filed March 22, 2007; and (vii)  the Consenting Defendants have agreed that they will not use or disclose any tangible CorrBan developed customer list that was in existence on or prior to February 28, 2007 nor any tangible TFT-developed customer list that was acquired during the due diligence process on or prior to February 28, 2007.  The Consenting Defendants believe that these activities are not material to the conduct of business by either the Company or Shield Industries, Inc., and that neither the Agreed Order nor the lawsuit will affect the Company’s ability to continue its business as planned.

The Company believes that the essential claims of Plaintiffs are without merit and are based on incorrect information provided by Mr. Wokoun to the Plaintiffs.  Mr. Wokoun became disenchanted with the Company after making demands for large share issuances to Mr. Wokoun, which were rejected by the Company.  Mr. Wokoun then gave an affidavit on which the Plaintiff’s relied in bringing this suit.  The Company believes that the affidavit contains false and misleading information which when corrected will demonstrate the baseless nature of the lawsuit.  Therefore, the Company intends to vigorously defend and seek dismissal of the suit and believes that the possibility of an unfavorable judgment is remote.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of the shareholders of the corporation was held on February 29, 2008 at 10:00 A.M., at 1200 Soldiers Field, Suite 200, Sugar Land, Texas.

The following resolutions, discussions and actions were taken by the Board and voted on by the shareholders and passed unanimously:

Terry Stevens was appointed to the Board of Directors.
Increase in the authorized shares of the company from 50 million to 100 million.
Ratification of the appointment of McElravy, Kinchen & Associates as the independent auditors for the fiscal year ending December 31, 2008.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our registration statement on Form SB-2 became effective on August 6, 2002.  On August 4, 2005 our stock became eligible for trading on the over-the-counter bulletin board under the symbol CYLW.  Since becoming eligible for trading, the closing bid price has ranged between $0.10 and $1.01 per share.  As of December 31, 2007 the closing price was $0.75 per share.

Approximate Number of Holders of Common Stock

At December 31, 2007 there were 36,185,083 shares of our common stock outstanding, which were held by 118 shareholders of record.

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

Security Holders

At December 31, 2007 there were 36,185,083 shares of our common stock outstanding, which were held by 118 shareholders of record.  The registration of shares by selling shareholders is discussed in detail in our prospectus which you may view at www.sec.gov or which you may request from the Company.  We are authorized to issue up to 100 million shares of common stock with a par value of $0.001.  Our stock has the following characteristics:

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

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OVERVIEW AND RESULTS OPERATIONS

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

Growth Through Acquisition
In addition to aggressive internal growth programs, Exousia will make selective acquisitions that leverage our products, competencies and markets. In keeping with this strategy our acquisitions will generally fall into three categories: regional industrial coatings suppliers, plastic manufacturing and forming companies, and intellectual property.

▪ Industrial Coatings
Exousia will target regional coating suppliers with an established reputation and customer base, underutilized blending capacity, and proven products that extend our product line. Even with industry consolidation there are many small, regional suppliers in key markets that have been in operation for decades. As there are few buyers for these companies they can often be acquired for very attractive prices.

The value to Exousia is that they provide an immediate presence in new markets, complete with established customers, capacity and products. After acquisitions Exousia will aggressively drive new customer development and sales. We will also provide acquired companies with an extended product line, a superior marketing identity, access to capital, and an integrated operational infrastructure. This will allow Exousia to rapidly expand into new markets. Exousia’s acquisition of Vickers/ACRO in Houston is an excellent model of this strategy.

▪	Plastics Manufacturing and Forming
The function of future acquisitions in this area will be to either 1) acquire internal manufacturing capacity to replace plastics tolling (contract manufacturing), or 2) acquire plastics extrusion and forming companies to produce higher-value products with our advanced polymer materials.

At the current time all manufacturing of the RPA material is accommodated through tolling. These arrangements typically add about 35% to the materials cost. As demand ramps Exousia will realize considerable savings from internal manufacturing.

Exousia also sells certain composite products that integrate its advanced polymers. By acquiring plastics forming and extrusion companies Exousia can both manufacture its composite products and gain new markets and customers.

▪	Intellectual Property
The key assets of Exousia consist of proprietary formulations and processes used to develop and produce its products. The Company is always on the lookout for unique intellectual property that it can use to extend and leverage its product portfolio. As part of our acquisition strategy we anticipate acquiring numerous patents, licenses and trade secrets, either in conjunction with company acquisitions or independently.

Product Categories:

▪	RPA Resin
RPA faces competition from a number of companies, including both direct and substitute products. RPA resin competes directly with companies including Solvay Engineered Materials, Exxon’s Advanced Elastomer Division, A. Schulman, Inc, Basell Polyolefins, and other TPO manufacturers.

RPA possesses four unique advantages upon which it can effectively compete. First, it does not require added oils in the resins to make it soft. This is important because oils leach out and make the material hard, dry and brittle. An example of this is windshield wiper blades that dry out over time. Second, RPA becomes tougher as it gets colder. This is the opposite of competitive plastics and TPOs that are noted for breaking in cold temperatures. Third, RPA can vacuum-mold bigger parts than competitive materials. This allows Exousia to go after markets that have been typically supplied by ABS plastic-type resins, which break very easily in cold temperatures. And fourth, RPA may be recycled because “clean” resins can be reused without any deterioration to the performance of the end product.

Exousia believes that the superior performance benefits of RPA combined with the ability of its management team to develop industry relationships will allow Exousia to capture market share within the high-end of the market. The key to gaining market share for RPA will be getting customers to replace incumbent materials used in their manufacturing processes. This will require superior performance characteristics and cost-effectiveness over existing materials.

▪	VISTAMER Rubber
VISTAMER Rubber is unique in the industry and offers a level of performance enhancement that puts it in class by itself. Suppliers of substitute additive products that enhance the performance of polymer materials may compete with VISTAMER, but only within target applications. Exousia believes that the primary hurdle to growing a market presence for VISTAMER Rubber will be getting customers to integrate into their products a new category of performance enhancing, additive, and for Exousia to commercialize high-value composite products that leverage the unique benefits of VISTAMER Rubber.

▪	AEGEON INDUSTRIAL COATINGS
Exouisa coatings compete with numerous products that are relatively generic and undifferentiated. Coating manufacturers include industry leaders such as PPG, Hempel, Carboline, and Sherwin-Williams, and countless, usually localized, independent suppliers. The competitive differentiation for Exousia coatings is the addition of its proprietary VISTAMER Rubber Particle, and superior technical support.
VISTAMER Rubber allows Exousia to sell coatings that for each category and price point offers the first meaningful differentiation in coatings technology in decades. Exousia believes that this differentiator will help it to capture market share in a highly competitive industry.

▪	TrussCore STRUCTURAL COMPONENTS
TrussCore competes with structural building materials that are used in heavy-duty applications, such as laminated wood. The primary competitive advantage of TrussCore is that it provides very high strength relative to its weight. For this reason TrussCore is selectively marketed into applications where this performance characteristic adds significant value to customers in the value and competitive differentiation of their products. Exousia believes that the key to commercializing TrussCore is to selectively target applications where its unique performance characteristics are the most important criteria.

▪	ECORE STRUCTURAL FOAM
ECORE is a unique structural material that competes primarily with plywood, or other products used in similar applications. Another structural material ECORE competes against is Fiberglass Reinforced Plywood, or FRP. FRP panels are used in a wide range of automotive and marine applications in which ECORE provides significant competitive advantages. These include:

•	Up to 50% lighter than plywood, while providing high-impact strength.
•	Moisture resistant material that avoids the dangerous wood preservatives of marine plywood,
•	Able to employ the same fastening methods used for plywood.
•	Generally cost competitive with plywood solution

Exousia believes that the key to gain market share is to integrate ECORE into applications where it can provide a significant competitive advantage, and gain acceptance as a standard building material

Results of Operations
Comparison of the Year ended December 31, 2007 to the Year ended December 31, 2006

Revenue for 2007 was $62,424 and our revenue for 2006, was $-0-. Our revenue primarily was sales of SIP housing.

Our cost of goods sold for 2007 was $54,325 and for 2006 was $-0-.  Our cost of goods sold increased as a direct result of SIP housing sales.

We had gross profit of $8,099 for 2007, and our gross profit for 2006, was $-0-. Our gross profit margin was13% for 2007.

Our operating expenses increased $2,283,412 to $2,567,624 for 2007, as compared to operating expenses of $284,212 for 2006. Our operating expenses for 2007 included $1,581,489 in general and administrative costs, a $1,486,890 increase over general and administrative expense of $94,599 for 2006; research and development expense of  $15,690, an decrease of $27,667 over research and development expense of $43,357 for 2006; compensation for officers and directors expense of $585,500 an increase of $482,020 over compensation for officers and directors of $103,480 for 2006; professional fees expense of $216,142 an increase of $174,462 over professional fees expense of $41,680 for 2006; and depreciation and amortization expense of $168,803 which was an increase of $167,707 over depreciation and amortization expense of $1,096 for 2006. The increase in operating expenses was primarily due to payroll, but also included non-material increases in our rent, increased general office expenses due to increases in our staff, increased expenses related to public company filings and compliance, hosting fees, and increases in our advertising, public relations, and investor relations expenses. Other income and losses included interest expense of $35,201 for 2007, as compared to interest expense of $3,905 for 2006; other expenses of $149,854 for 2007 and $-0- for 2006; interest income of $6,726 for 2007, which was an increase of $6,143 over interest income in 2006, which was $583.

We had a net loss of $2,737,854 for 2007, which represented an increase of $2,218,454 from our net loss for 2006, which was $467,534.

Liquidity and Capital Resources
We had total assets of $1,905,291 as of December 31, 2007, which consisted of total current assets of $522,104, which it included cash of $267,212, investment in CD of $206,725, prepaid expenses of $48,167. Other assets included property and equipment of $39,475, and patents of $1,343,712.

We had total liabilities of $776,988 as of December 31, 2007, which consisted solely of current liabilities and included $234,642 of accounts payable and accrued liabilities, $179,846 of common stock payable, $110,000 of notes payable and 50,951 of debentures and interest payable to related parties. Our bank revolving line of credit had a balance of $201,549 at December 31, 2007 and is personally secured by the assets of investment of CD. It has a maximum borrowing amount of $200,000, bearing interest at a variable annual rate which was 8.25% as of December 31, 2007.

We had an accumulated deficit of $3,335,258, as of December 31, 2007.

We had net cash used in operating activities of ($764,007) for the year ended December 31, 2007, which consisted of net loss of ($2,737,854), depreciation of $168,803, capital stock issued for services  of $1,548,968, interest payable of $18,802, loans to acquisition target write offs of $29,143, prepaid expenses  of ($14,667), and accounts payable and accrued liabilities of $226,891.

We had net cash used by investing activities of ($390,816) for the year ended December 31, 2007, which consisted of purchase of property and equipment of ($40,816); investment in patents of ($150,000); and investment in CD of ($200,000).

We had $1,380,500 in net cash provided by financing activities for the year ended December 31, 2007, which consisted of common stock issued for cash of $1,120,500, line of credit for $200,000, and proceeds from debenture offering of $60,000.

In November 2007, Exousia issued and sold units of securities consisting of common stock and warrants to purchase additional shares of common stock in a private placement. Aggregate gross proceeds of $795,500 were received for 2,272,856 shares of common stock and warrants to purchase an additional 2,272,856 shares of common stock. The relative fair value of the common stock was $293,369 and the relative fair value of the warrants was $502,131. The warrants have an exercise price of $0.50 per share and expire in two and one half years.

The fair value of the stock was estimated using current market rates and the fair value of the warrants granted with this private placement was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (3.9%), (2) expected warrant life of 2 1/2 years, (3) expected volatility of 243%, and (4) zero expected dividends.

Exousia suffered losses of $2,737,854 and $467,534 in 2007 and 2006, respectively, has an accumulated deficit of $3,335,258 at December 31, 2007. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plans and secure additional funding sources and attaining profitable operations. Although the Company has engaged in fund raising efforts, there is no guarantee that either the fund raising efforts or cash flows from operations, if any, will generate sufficient working capital for the Company to remain as a going concern.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Exousia Advanced Materials, Inc.
Sugar Land, Texas

We have audited the accompanying consolidated balance sheet of Exousia Advanced Materials, Inc. and subsidiaries (a development stage company) as of December 31, 2007, and the related statements of operations, changes in shareholders' equity (deficit) and of cash flows for the year then ended. These financial statements are the responsibility of the management of Exousia Advanced Materials, Inc. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period May 2, 2005 (inception) through December 31, 2006, were audited by other auditors whose reports expressed unqualified opinions on those statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exousia Advanced Materials, Inc. as of December 31, 2007, and the results of its operations and its cash flows the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, Exousia suffered recurring losses from operations and has a working capital deficiency at December 31, 2007. These factors and others raise substantial doubt about Exousia's ability to continue as a going concern. Management's plans in regard to these matters are described in Note B to the financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or to the amounts and classification of liabilities that might be necessary in the event Exousia cannot continue in existence.

/s/ McElravy, Kinchen & Associates, P.C.
www.mkacpas.com
Houston, Texas
March 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Exousia Advanced Materials, Inc.

We have audited the accompanying consolidated balance sheets of Exousia Advanced Materials, Inc. and subsidiaries (a Development Stage Enterprise) as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2006, and the period from inception (May 2, 2005) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exousia Advanced Materials, Inc. and subsidiaries (a Development Stage Enterprise) at December 31, 2006, and the consolidated results of their operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2006, and the period from inception (May 2, 2005) to December 31, 2006, in conformity with generally accepted accounting principles in the United States.

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
Houston, Texas
April 12, 2007

ITEM 7. FINANCIAL STATEMENTS

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company)
BALANCE SHEET
As of December 31, 2007 and 2006
ASSETS	December 31, 2007	December 31, 2006

Cash and cash equivalents	$ 267,212	$ 41,535
Investments – CD - Restricted	206,725	-
Due from acquisition targets
- related	-	14,020
- unrelated	-	15,123
Prepaid expenses	48,167	-
TOTAL CURRENT ASSETS	522,104	70,678
NON-CURRENT ASSETS
Fixed assets, net of accumulated depreciation of $1,342	39,475	-
Debt issuance costs, net of amortization of $0 and $15,912	-	66,269
Patents, net of amortization of $6,288 and $1,096	1,343,712	48,904
TOTAL NON-CURRENT ASSETS	1,383,187	115,173
TOTAL ASSETS	$ 1,905,291	$ 185,851

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 234,642	$ 62,910
Unearned revenues	-	4,093
Notes payable – line of credit	201,549	-
Common stock payable	179,846	-
Notes payable	110,000	-
Notes and accrued interest payable to related parties	-	502,323
Debenture principal and interest payable to related parties	50,951	185,496
TOTAL CURRENT LIABILITIES	776,988	754,822

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock $0.001 par value, 50 million shares authorized; 36,185,083 and 28,433,245 shares issued and outstanding at December 31, 2007 and 2006, respectively	36,184	28,433
Additional paid-in capital	4,427,377	-
Deficit accumulated during the development stage	(3,335,258)	(597,404)
Total shareholders' equity (deficit)	1,128,303	(568,971)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 1,905,291	$ 185,851

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007, and December 31, 2006,
 and for the Period from May 2, 2005 (inception) to December 31, 2007

	Year Ended 12/31/07	Year Ended 12/31/06	May 2, 2005 (inception) to 12/31/07
REVENUES:
Sales	$ 62,424	$ -	$ 62,424
Costs of Sales	54,325	-	54,325
Gross Margin	8,099	-	8,099

EXPENSES
Compensation - officers and directors	585,500	103,480	689,980
General and administrative expenses	1,581,489	94,599	1,700,474
Professional fees	216,142	41,680	258,122
Research and development expenses	15,690	43,357	86,215
Depreciation and amortization	168,803	1,096	169,899
TOTAL OPERATING EXPENSES	2,567,624	284,212	2,904,690

OPERATING LOSS	(2,559,525)	(284,212)	(2,896,590)

OTHER INCOME (EXPENSE):
Impairment loss on value of patent	-	(180,000)	(180,000)
Interest expense	(1,549)	-	(1,549)
Interest expense to related parties	(33,652)	(3,905)	(37,557)
Abandoned acquisition expense	(149,854)	-	(149,854)
Interest income	6,726	583	7,309
Other income	-	-	987
Total Other Income & Expenses	(178,329)	(183,322)	(360,664)

NET LOSS	$ (2,737,854)	$ (467,534)	$ (3,257,254)

Basic and diluted net loss per share	$ (0.09)	$ (0.04)

Weighted average number of shares outstanding	30,338,393	13,148,797

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
From May 2, 2005 (inception) to December 31, 2007

	Date	No. of Shares	Capital Stock	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
Inception	05/02/05	$ -	$ -	$ -	$ -	$ -
Share issued at inception for services	05/02/05	1,000,000	1,000	-		1,000
Shares issued for cash	08/19/05	50,000	50	24,950		25,000
Net loss for period					(51,866)	(51,866)
Balance, December 31, 2005		1,050,000	1,050	24,950	(51,866)	(25,866)

Shares issued for services	06/30/06	23,399,245	23,399	19,500		42,899
Shares issued for patents	07/28/06	200,000	200	229,800		230,000
Shares issued for cash	01/12/06	50,000	50	24,950		25,000
	01/18/06	50,000	50	24,950		25,000
	02/06/06	50,000	50	24,950		25,000
	02/22/06	50,000	50	24,950		25,000
	04/27/06	50,000	50	24,950		25,000

Shares issued in reverse merger to with Cyber Law Reporter, Inc.	12/31/06	3,534,000	3,534	(399,000)	(78,004)	(473,470)

Net loss for the year					(467,534)	(467,534)
Balance, December 31, 2006		28,433,245	$28,433	$ -	$ (597,404)	$(568,971)
Shares issued for prepaid services	01/31/07	148,000	148	110,852		111,000
Shares issued for debt issuance costs	02/06/07	75,000	75	13,800		13,875
Shares issued for debt issuance costs	03/19/07	25,000	25	4,600		4,625
Conversion of note payable	03/19/07	486,160	486	485,674		486,160
Shares issued for services	04/01/07	25,000	25	24,475		24,500
Shares issued for services	04/11/07	239,000	239	226,811		227,050
Shares issued for services	06/05/07	25,000	25	24,225		24,250
Shares issued for cash	04/11/07	800,000	800	279,200		280,000
Shares issued for cash	08/24/07	22,222	22	9,978		10,000
Shares issued for cash	08/28/07	55,555	55	24,945		25,000
Shares issued for services	10/22/07	650,000	650	259,350		260,000
Shares issued for services	10/22/07	500,000	500	199,500		200,000
Shares issued for cash	11/16/07	22,222	22	9,978		10,000
Shares issued for cash	11/19/07	2,272,856	2,273	793,227		795,500
Shares issued for services	11/26/07	498,000	498	422,802		423,300
Shares issued for services	11/23/07	60,000	60	53,940		54,000
Shares issued for patent	12/05/07	400,000	400	399,600		400,000
Shares issued for services	12/26/07	243,830	244	182,629		182,873
Shares issued for services	12/26/07	11,233	11	8,414		8,425
Shares issued for services	12/26/07	192,760	193	144,377		144,570
Shares issued for patent	12/31/07	1,000,000	1,000	749,000		750,000

Net loss for year					(2,737,854)	(2,737,854)
Balance, December 31, 2007		36,185,083	$36,184	$4,427,377	$ (3,335,258)	$1,128,303

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006
 and for the Period from May 2, 2005 (inception) to December 31, 2007

	Year Ended 12/31/07	Year Ended 12/31/06	May 2, 2005 to 12/31/07
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,737,854)	$(467,534)	$(3,257,254)
Adjustments to reconcile net loss to net cash used by operating activities:
Capital stock issued for services	1,548,968	42,899	1,592,867
Depreciation and amortization	168,803	1,096	169,899
Interest payable	18,802	(15,000)	3,802
Loans to acquisition targets write off	29,143		29,143
Impairment of patent	-	180,000	180,000
Change in operating assets and liabilities:
---Prepaid expenses	(14,667)	10,070	(14,667)
---Unearned revenues	(4,093)	4,093	-
---Accounts payable and accrued liabilities	226,891	33,149	270,881
Net cash used by operating activities	(764,007)	(211,227)	(1,025,329)

CASH FLOWS FROM INVESTING ACTIVITIES
Net loans made to acquisition targets	-	(24,102)	(29,143)
Investment purchase	(200,000)	-	(200,000)
Investment patents	(150,000)	-	(150,000)
Net cash used for asset purchase	(40,816)	-	(40,816)
Net cash used in investing activities	(390,816)	(24,102)	(419,959)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	1,120,500	125,000	1,270,500
Proceeds from debenture offering	60,000	182,000	242,000
Shareholder loans	-	(31,250)	-
Notes payable – line of credit	200,000	-	200,000
Net cash provided by financing activities	1,380,500	275,750	1,712,500
NET INCREASE IN CASH AND CASH EQUIVALENTS	225,677	40,421	267,212
Cash and cash equivalents, beginning of period	41,535	1,114	-
Cash and cash equivalents, end of period	$ 267,212	$ 41,535	$ 267,212

SUPPLEMENTARY INFORMATION
Interest paid	$ -	$ 187	$ 187
Income taxes paid	$ -	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Non-cash operating expenses of Cyber Law Reporter, Inc. paid with the issuance of note payable to a related party	$ -	$ 480,000	$ 480,000
General and administrative expenses of Cyber Law Reporter, Inc. paid with issuance of common stock	$ -	$ 102,900	$ 102,900
Patents purchased with issuance of common stock	$ -	$ 230,000	$ 230,000

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

Note A - Summary of Significant Accounting Policies

Basis of Presentation

The financial statements contained herein include the accounts of Exousia Advanced Materials, Inc. (formerly Cyber Law Reporter, Inc.), Exousia Corp., Agros Development I, LLC and Les Maisons du Lac, Ltd.  All intercompany transactions and balances have been eliminated.

On December 31, 2006, Cyber Law Reporter, Inc. acquired Exousia Corp. and subsidiaries.  Since the shareholders of Exousia Corp. control the acquiring entity, this transaction was accounted for as a reverse merger.  Consequently, the operating history of Cyber Law Reporter, Inc. has been eliminated from the accounting records of Exousia Advanced Materials, Inc. (formerly Cyber Law Reporter, Inc.) by closing out the stockholders’ deficit of Cyber Law Reporter, Inc. of $473,470 to additional paid-in capital in the amount of $399,000, and the balance to accumulated deficit in the amount of $78,004 net of common stock of $3,534.

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

Cash and Cash Equivalents
Exousia considers all highly liquid investments purchased with a maturity period of three months or less to be cash equivalents. There are no cash equivalents at December 31, 2007 and 2006, respectively.

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

Revenue Recognition
Exousia intends to recognize revenues, if any, when products have been shipped to a customer pursuant to a purchase order or other contractual arrangement, the sales price is fixed or determinable, and collectibility is reasonable assured.  As of December 31, 2007, Exousia and its subsidiaries have sales in the amount of $62,424.

Impairment of Long-Lived Assets
Exousia reviews the carrying value of its long-lived assets annually or whenever events or changes in the circumstances indicate that the historical cost-carrying value of its assets may no longer be appropriate.  Exousia intends to assess the recoverability of the carrying value of its assets by estimating the future net cash flows expected to result from these assets, including eventual disposition.  If the future net cash flows are less than the carrying value of the assets, an impairment loss will be recorded equal to the difference between the assets’ carrying value and fair value.  Should operations not commence, it is likely that the Company’s assets will be substantially impaired; however, the amount of that impairment cannot be determined at this time.  At December 31, 2007, management does not believe that any additional impairment exists with respect to the Company’s investment in patents or subsidiaries.  The patent valuation has been impaired by $180,000 based on a current evaluation by management of the Company of the future viability of the patents.

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

Investments – CD - Restricted
The Company is required to maintain a $200,000 certificate of deposit as collateral for the Company’s line of credit.

Basic and Diluted Net Loss Per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

For the years ended December 31, 2007 and 2006, there were no potentially dilutive securities outstanding.

Stock Based Compensation.
Exousia accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards no.123(R) or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments. The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services Under FASB Statement No. 123. The fair value of stock options and warrants granted to employees and non-employees is determined using the Black-Scholes option pricing model. The Company has adopted SFAS 123(R) and applied it in the period presented. Through December 31, 2007 no options to employees have been granted.

Recently Issued Accounting Pronouncements.
Exousia does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note B – Going Concern

As of December 31, 2007, the Company had generated revenue of $62,424. The Company is in the development stage and has devoted substantially all of its efforts to product development, financial planning, raising capital and identifying business opportunities. The Company is subject to the risks associated with development stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets. Without additional funding, the Company will be unable to complete its development phase and commence operations. The Company expects to obtain additional debt and equity financing from various sources in order to finance its operations and to grow through merger and acquisition opportunities. However, the Company is currently dependent upon external debt and cash flows have historically been and continue to be insufficient for the Company’s cash needs. New debt or equity capital may contain provisions that could suppress future stock prices further, or cause significant dilution to current shareholders and increase the cost of doing business. In the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.

Note C – Capital Structure and Common Stock

As of December 31, 2007, the Company had 36,185,083 common shares issued and outstanding of which approximately 22,585,562 or 62.4% are owned directly or indirectly by officers and directors of the Company.

We had the following common stock transaction during the period from May 2, 2005 (inception) to December 31, 2007:

·	1,000,000 founders shares issued for services valued at $1,000 based upon the par value of the Company’s common stock.
·	50,000 shares issued for services valued at $25,000 based upon the closing price of the Company’s common stock at the date of sale.
·	200,000 shares issued for patents valued at $230,000 based upon the value of the patents received.
·	250,000 shares issued for cash to accredited investors as part of a private placement.
·
148,000 restricted common shares to a consulting firm pursuant to a contract to provide investor relations management services. The value of the shares rendered was explicitly stated in the contract at $0.75 per share resulting in a prepaid expense of $111,000.

·	100,000 shares issued for cash of $18,500 to accredited investors as part of a private placement.
·	486,160 shares issued for conversion of a note. The conversion took place based upon the original terms without modification.
·	289,000 shares issued for services valued at $275,800 based upon the closing price of the Company’s common stock at the date of grant.
·	800,000 shares issued for cash of $280,000 to accredited investors as part of a private placement.
·
250,000 shares were issued and later requested to be returned as a result of the private activity bond not being funded as discussed in Note 9. These shares are not reflected as outstanding in the Company’s financial statements as the shares were returned.

·	22,222 shares issued for cash of $10,000 to accredited investors as part of a private placement.
·	55,555 shares issued for cash of $25,000 to accredited investors as part of a private placement.
·	1,708,000 shares issued for services valued at $937,300 based upon the closing price of the Company’s common stock.
·	2,295,078 shares issued for cash of $805,500 to accredited investors as part of a private placement.
1,400,000 shares issued for patent rights valued at $1,150,000 based upon the closing price of the Company’s common stock at the date of purchase.
·	447,823 shares issued for compensation owed to officers valued at $335,868 based upon the Closing price of the Company’s common stock at the date of issuance.

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

In October 2007, Exousia issued and sold units of securities consisting of common stock and warrants to purchase additional shares of common stock in a private placement. Aggregate gross proceeds of $795,500 were received for 2,272,856 shares of common stock and warrants to purchase an additional 2,272,856 shares of common stock. The relative fair value of the common stock was $293,369 and the relative fair value of the warrants was $502,131. The warrants have an exercise price of $0.50 per share and expire in two and one half years.

The fair value of the stock was estimated using current market rates and the fair value of the warrants granted with this private placement was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (3.9%), (2) expected warrant life of 2 1/2 years, (3) expected volatility of 243%, and (4) zero expected dividends.

Note D – Income Taxes

Exousia uses the liability method where deferred tax assets and liabilities are determined based on the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During the period from inception to December 31, 2007, Exousia Advanced Materials, Inc. incurred net losses and therefore has no tax liability accrued in the accompanying financial statements.  The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carryforward is approximately $1,632,391 at December 31, 2007, and will expire beginning in the year 2025.

At December 31, 2007, deferred tax assets consisted of the following:

Net operating losses	$571,337
Less: valuation allowance	(571,337)

Net deferred tax asset	$ -

Note E – Related Party Transactions

J. Wayne Rodrigue, Jr., Exousia’s founder and controlling shareholder, director and Chief Executive Officer, received $115,000 in cash compensation and 192,760 shares of common stock valued at $144,570 for the twelve months ended December 31, 2007. Mr. Rodrigue received $67,595 in cash compensation for the twelve months ended December 31, 2006 and 15,518,850 shares of common stock valued at $15,519.

Brenda Rodrigue, Mr. Rodrigue’s wife and the Company’s Chief Accounting Officer, received $35,000 in cash compensation and 11,233 shares of common stock valued at $8,425 for the twelve months ended December 31, 2007.  Mrs. Rodrigue received 1,250,000 shares of common stock of the Company valued at $1,250 for the twelve months ended December 31, 2006.

Lane Brindley, received $15,000 in cash compensation and 243,830 shares of common stock valued at $182,873 for the twelve months ended December 31, 2007. For the twelve months ended December 31, 2006, Mr. Brindley received $9,500 in cash compensation and 1,000,000 shares of the Company’s common stock valued at $1,000.   Mr. Brindley was President and a director of the Company. On October 14, 2007, Mr. Brindley resigned as President of the company. He still holds position as a director of the company.

For the twelve months ended December 31, 2006, Bill Stanton received 1,630,395 shares of the Company’s common stock valued at $1,630.  Mr. Stanton was a director of the Company. Mr. Stanton resigned as a director of the Company on July 1, 2007.

There have been no warrants or options issued to the officers or directors of the Company.

Note F – Acquisition Targets

On July 17, 2007, the Company decided not to proceed with the closing of the manufacturer’s private activity development bond for $6.5 million approved by the City of Elkhart, Indiana on April 16, 2007 as a result of a due diligence finding that a closing assumption essential to the consummation of the asset purchase of Product Spectrum Group, Inc. could not be realized. In addition the Company has determined that it could more effectively accomplish its business plan without the accompanying debt burden of the bond.   The Company has authorized NW Capital Markets, Inc. of Jersey City, New Jersey to seek alternative funds in the amount of $1.5 million through a corporate debt placement. The costs of $149,854 incurred prior to the decision not to proceed with the asset purchase of Product Spectrum Group, Inc. are included in Other Income (Expense) as abandoned acquisition costs.

Note G – Technological License Rights and Obligations

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

Note H – Related Party Debentures Payable

During 2006 and 2007, the Company entered into convertible notes with a small group of accredited investors, who are also shareholders of the Company, in the total amount of $242,000. The Notes have a term of twelve months and bear simple interest at a rate of 8% per annum.  During 2007, $195,000 of the debentures were converted to common stock. Investors received a stock kicker of two shares of common stock for each $1.00 of investment made in the convertibles notes resulting in the issuance of 364,000 shares of common stock to these investors for the year ended December 31, 2006 and an additional 100,000 shares during the year ended December 31, 2007.  These shares were valued at $85,681 and are included in Debt Issuance Costs at December 31, 2006.  As of December 31, 2007, $85,681 had been amortized.

The convertible notes bear a conversion right allowing the investors to convert the face amount of the notes and any accrued interest into common stock at the valuation of the last equity round raised by the Company prior to the date of conversion.

Note I – Note Payable - Line of Credit and Investments – CD - Restricted

The Company entered into a line of credit agreement for $200,000 with a local bank securitized by a CD in the same amount. The note bears interest at 8.25% and is due on demand.

Note J – Common Stock Payable

In connection with the conversion of the related party debentures discussed in Note H above, the Company has a common stock payable amount of $179,846 which consists of $165,000 of principal and $14,846 of accrued interest.

Note K – Notes Payable

On December 5, 2007, the Company agreed to acquire intellectual property from Amitkumar N. Dharia.  In consideration for the assignment to the Company, the Company has agreed to pay Mr. Dharia $100,000 in cash in four quarterly installments of $25,000. At December 31, 2007, $75,000 was outstanding.

In consideration for the transfer certain patents, the Company will pay CPI $50,000 in cash with $15,000 paid initially and the balance payable in six monthly installments beginning January 31, 2008. At December 31, 2007, $35,000 was outstanding.

Note L – Other Long-Term Debt

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

Note M – Prepaid Expenses, Patents and Intangible Assets

On January 31, 2007, the Company issued 148,000 restricted common shares to a consulting firm pursuant to a contract to provide investor relations management services.  The contract is for one year and commenced on March 1, 2007.  This contract provides for a payment of $10,000 per month until the shares are registered in an SB-2 filing. The value of the shares rendered was explicitly stated in the contract at $0.75 per share.  The Company therefore recorded a prepaid expense in the amount of $111,000.  Of this amount, we have amortized ten months, or $92,500 to general and administrative expenses for the twelve months ended December 31, 2007.

In 2006, the Company paid 100,000 shares of our restricted common stock to obtain the rights to a patent relating to certain photoluminescent signage technologies.  The carrying amount of this patent is $50,000 of which, as of December 31, 2007, the Company has amortized $3,728 which is included in “depreciation and amortization expense.”

On December 5, 2007, the Company agreed to acquire intellectual property from Amitkumar N. Dharia.  Mr. Dharia is a named inventor on Patent No. 7,235,609 entitled Thermoplastic Olefin Compositions and Articles along with Donald T. Robertson and J. Wayne Rodrigue, founder of the Company.  The Company has acquired an assignment of Mr. Dharia’s rights with respect to such patent.  In consideration for the assignment to the Company, the Company has agreed to pay Mr. Dharia $100,000 in cash in four quarterly installments of $25,000 and issue to him 400,000 shares of the Company’s restricted Common Stock valued at $400,000 based on the closing price of the Company’s common stock on the date of purchase.  Additionally, Mr. Dharia’s company, Transmit Technology Group, LLC (“TTG”) will be retained in a technical advisory role pursuant to a technical services agreement to be entered into that pays TTG an amount equal to $4,000 per month for a period of twelve (12) months.

On December 28, 2007, the Company agreed to acquire the following Patents from Composite Materials, Inc. (“CPI”).

U.S. Patent #5,382,635 “Higher Modulus Compositions Incorporating Particulate Rubber” 27 January 1995 - Process of surface-modification of vulcanized rubber particles with chlorine-containing atmosphere.

U.S. Patent #5,693,714    “Higher Modulus Compositions Incorporating Particulate Rubber”   2 December 1997- Process for making specific end-products by use of the new materials described in U.S. Patent # 5,506,283.  Examples of claimed products include PU foam, adhesives, coatings, wheels, etc.

U.S. Patent #5,969,053   “Higher Modulus Compositions Incorporating Particulate Rubber”  19 October 1999 - Process of surface modifying plastic items, such as pallets and truck bed liners, followed by application of slip-resistant coatings, in particular, coatings made with VISTAMER® Rubber.

In consideration for the transfer of the above patents, the Company intends to pay CPI $50,000 in cash with $15,000 paid initially and the balance payable in six monthly installments beginning January 31, 2008, and issue 1,000,000 shares of the Company’s restricted Common Stock valued at $750,000 based on the closing price of the Company’s common stock on the date of acquisition.  Additionally, the Company contemplates that Dr. Bernie Bauman of CPI will join the Company’s Executive Advisory Board.  The Company intends to retain Dr. Baumann in a technical advisory role pursuant to a technical services agreement to be entered into after the acquisition of the Patents.  The terms of this services agreement are still being negotiated.

Note N – Commitments and Contingencies

On May 2, 2007, Exousia leased office space under an operating lease beginning June 1, 2007 that expires in September 2010.  The rental cost is $4,667 per month. On March 25, 2007, the Company leased additional space under an operating lease which also expires in September 2010. The rental cost for both will be $10,313 per month, starting April 1, 2008.  Rent expense was $43,867 and $4,505 in 2007 and 2006, respectively.

Minimum lease payments due under non-cancelable leases over the next five years and thereafter are as follows as of December 31, 2007:

Year Ending December 31,
2008	$ 106,817
2009	$ 123,756
2010	$ 92,817
Total	$ 323,390

Note O – Subsequent Events

On March 5, 2008 the Company acquired all of the assets of AEGEON, LLC. AEGEON is engaged in the manufacture, marketing, sale and distribution of specialty industrial coatings and sealants. AEGEON is an industrial coatings manufacturing and distribution company with over 50 years of service to the petrochemical, oil & gas and off-shore industries. They currently produce and distribute two hundred coatings formulas including severe-environment protection. The Company paid $193,000 cash for this acquisition.

On January 11, 2008, the Company had a private placement memorandum offering to raise an additional round of capital in the amount of $1.7 million. As of March 28, 2008 the Company has raised $l.3 million. The shares were issued at $0.65 per share and included 2,000,000 warrants with an exercise price of $1.00.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Incorporated by reference from the information under the captions “Changes in Registrant’s Certifying Accountant” and “Letter from Harper & Pearson, PC” in the Registrant’s Current Report Form 8-K dated August 13, 2007.

ITEM 8A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

1.
As of December 31, 2007, we did not maintain effective controls over the control environment.  Specifically, we have not formally adopted a written code of business conduct and ethics that governs to the Company’s employees, officers and directors.  Additionally, we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2007, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of December 31, 2007, we did not maintain effective controls over equity transactions.  Specifically, controls were not designed and in place to ensure that equity transactions were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting.

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

None

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information regarding the members of our board of directors and its executive officers:

Name	Age	Position
J. Wayne Rodrigue	54	Chief Executive Officer, President and Board Chairman
Lane Brindley	43	Director
Brenda Rodrigue	52	Chief Accounting Officer

Our directors will hold offices until the next annual meeting of our shareholders or until their successors are duly elected and qualified.  Our executive officers serve at the pleasure of the Board of Directors.

Set forth below is a summary description of the principal occupation and business experience of each of our directors and executive officers.

ITEM 10 - EXECUTIVE COMPENSATION

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

We currently have employment agreements with our officers including our CEO, Wayne Rodrigue, and our Chief Accounting Officer, Brenda Rodrigue.  We have employment agreements with all key employees dated December 15, 2007.  The terms of these agreements have been approved by our board of directors.

We do not currently have any specific plans to compensate our directors.

Name and Position	Year	Salary	Bonus	Stock Awards	All Other
J. Wayne Rodrigue, CEO	2005			$1,000
	2006	$60,095		$15,519
	2007	$115,000		$144,570

Lane Brindley, President	2005	-		-
	2006	$7,500		$1,000
	2007	$15,000		$182,873

Brenda Rodrigue, CAO	2005	-		-
	2006	$4,500		$1,250
	2007	$35,000		$8,425

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the shares of our common stock as of the close of business on December 31, 2007 for each person known by us to own beneficially five percent or more of our common stock and of each of our directors and our officers and directors as a group.  For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13(d)-3 of the Securities Exchange Act of 1934, under which a person is considered to be a beneficial owner of a security if such person has or shares the power to vote or to direct the voting of the security or the power to dispose or to direct the disposition of the security, or if that person has the right to acquire beneficial ownership of that security within 60 days through the exercise of any option, warrant or conversion of a security.  As of December 31, 2007, we have 36,185,083 shares issued and outstanding.
Name & Address of Security Holder	Title or Position, if any	Number of shares beneficially owned	Percentage of class
J. Wayne Rodrigue(1) 8503 North Fitzgerald Way Missouri City, TX 77459	Chairman and CEO	18,591,732	51.4%

Lane Brindley 3515 Meadow Spring Drive Sugar Land, TX 77479	Director	1,243,830	3.4%

Rodney P Watkins 15700 Lexington #1503 Sugar Land, TX 77478		600,000	1.7%

Brenda Rodrigue(1) 8503 North Fitzgerald Way Missouri City, TX 77459	Chief Accounting Officer	18,591,732	51.4%

Elorian Landers 30 Farrell Ridge Sugar Land, TX 77479		2,150,000	5.9%

All Directors and Officers as a Group		22,585,562	62.4%

(1) Mr. Rodrigue is married to Brenda Rodrigue.  He owns 17,330,499 shares individually (47.9%) and she owns 1,261,233 individually (3.5%).  For the purposes of this table, all shares are considered jointly owned by both parties.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The following are brief descriptions of transactions during the period covered by this report between us and any of our directors, executive officers or shareholders known to us to own beneficially more than 5% of our shares, or any member of the immediate family of any of those persons, or other entities in which such person beneficially own more than 5%.

ITEM 13 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

McElravy, Kinchen & Associates, P.C. serves as our independent public auditors. Harper & Pearson Company, P.C. served as our independent public auditors for the year ended 2006.  The following fees were incurred by McElravy, Kinchen & Associates, P. C. and Harper & Pearson Company, P.C. for services rendered during the years ended December 31, 2007 and 2006:

Audit Fees:  $105,917 and $48,694 for 2007 and 2006, respectively, for services rendered for the audit of our financial statements and review of the financial statements included in our Forms 10-KSB and 10-QSB.

ITEM 14 - EXHIBITS

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

EXOUSIA ADVANCED MATERIALS, INC.

Dated: April 10, 2008	By: /s/ Wayne Rodrigue
Name: Wayne Rodrigue Title: CEO

    In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

EXOUSIA ADVANCED MATERIALS, INC.

Dated: April 10, 2008	By:/s/ Brenda Rodrigue
Name: Brenda Rodrigue Title: Principal Chief Accounting Offficer

Dated: April 10, 2008	By:/s/ Wayne Rodrigue
Name: Wayne Rodrigue Title: CEO
Dated: April 10, 2008	By:/s/ Lane Brindley
Name: Lane Brindley Title: Director