Form 10QSB
period 2008-03-31
Exousia Advanced Materials, Inc.
filed 2008-05-15
CIK 1136868

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 43,440,305 shares of common stock, par value $0.001 as of  May 15, 2008

Transitional Small Business Disclosure Format (check one): YES [  ] NO [X]

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
REPORT ON FORM 10-QSB
For the Quarterly Period Ended March 31, 2008

PART I – FINANCIAL INFORMATION

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
As of March 31, 2008 and December 31, 2007

ASSETS	March 31, 2008 (unaudited)	December 31, 2007
Cash and cash equivalents	$ 681,751	$ 267,212
Investments - CD - Restricted	209,292	206,725
Accounts receivable trade	174,250	-
Inventory	457,213	-
Prepaid expenses	119,637	48,167
TOTAL CURRENT ASSETS	1,642,143	522,104

NON-CURRENT ASSETS
Fixed assets, net of accumulated depreciation of $ 2,120 and $1,342 as of March 31, 2008 and December 31, 2007	49,942	39,475
Patent, net of amortization of $43,570 and $6,288 as of March 31, 2008 and December 31, 2007	1,306,430	1,343,712
TOTAL NON-CURRENT ASSETS	1,356,372	1,383,187
TOTAL ASSETS	$ 2,998,515	$ 1,905,291
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 314,608	$ 234,642
Note payable - line of credit	200,270	201,549
Notes payable	71,000	110,000
Capital stock payable	-	179,846
Debenture principal and interest payable	-	50,951
TOTAL CURRENT LIABILITIES	585,878	776,988

SHAREHOLDERS' EQUITY
Common stock $0.001 par value, 50 million shares authorized; 39,108,305 and 36,185,083 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	39,108	36,184
Additional paid-in capital	6,125,827	4,427,377
Deficit accumulated during the development stage	(3,752,297)	(3,335,258)
Total shareholders' equity	2,412,638	1,128,303
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,998,515	$ 1,905,291

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
 For the Three Months Ended March 31, 2008 AND 2007
and the Period from May 2, 2005 (inception) to March 31, 2008
(unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	May 2, 2005 (inception) to March 31, 2008
REVENUES:
Sales	$ 162,953	$ 62,424	$ 225,377
Costs of Sales	116,429	54,325	170,754
Gross Margin	46,524	8,099	54,623

EXPENSES
Compensation - officers and directors	186,500	172,500	876,480
General and administrative expenses	321,449	47,141	2,021,923
Professional fees	89,880	40,734	348,002
Research and development expenses	21,773	2,906	107,988
Depreciation and amortization	57,902	19,567	227,801
TOTAL OPERATING EXPENSES	677,504	282,848	3,582,194

OPERATING LOSS	(630,979)	(274,749)	(3,527,569)

OTHER INCOME (EXPENSE):
Impairment loss on value of patent	-	-	(180,000)
Interest expense	(3,209)	(125)	(4,758)
Interest expense to related parties	-	(10,645)	(37,557)
Abandoned acquisition expense	(19,999)	-	(169,853)
Interest income	2,565	-	9,874
Other income	-	-	987
Total Other Income & Expenses	(20,643)	(10,770)	(381,307)

Net loss before extraordinary items	(651,622)	(285,519)	(3,908,876)

Extraordinary items – bargain purchase (Note 6)	234,583	-	234,583

NET LOSS	$ (417,039)	$ (285,519)	$ (3,674,293)

Basic and diluted net loss per share	$ (0.01)	$ (0.01)

Weighted average number of shares outstanding	31,575,197	28,647,311

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
 FROM May 2, 2005 (inception) to March 31, 2008
(unaudited)
	Date	No. of Shares	Capital Stock	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
Inception	05/02/05	$ -	$ -	$ -	$ -	$ -
Share issued at inception for services	05/02/05	1,000,000	1,000	-	-	1,000

Shares issued for cash	08/19/05	50,000	50	24,950	-	25,000

Net loss for period					(51,866)	(51,866)
Balance, December 31, 2005		1,050,000	1,050	24,950	(51,866)	(25,866)

Shares issued for services	06/30/06	23,399,245	23,399	19,500	-	42,899

Shares issued for patents	07/28/06	200,000	200	229,800	-	230,000

Shares issued for cash	01/12/06	50,000	50	24,950	-	25,000
	01/18/06	50,000	50	24,950	-	25,000
	02/06/06	50,000	50	24,950	-	25,000
	02/22/06	50,000	50	24,950	-	25,000
	04/27/06	50,000	50	24,950	-	25,000

Shares issued in reverse merger to with Cyber Law Reporter, Inc.	12/31/06	3,534,000	3,534	(399,000)	(78,004)	(473,470)

Net loss for the year					(467,534)	(467,534)
Balance, December 31, 2006		28,433,245	28,433	-	(597,404)	(568,971)

Shares issued for prepaid services	01/31/07	148,000	148	110,852	-	111,000
Shares issued for debt issuance costs	02/06/07	75,000	75	13,800	-	13,875
Shares issued for debt issuance costs	03/19/07	25,000	25	4,600	-	4,625
Conversion of note payable	03/19/07	486,160	486	485,674	-	486,160
Shares issued for services	04/01/07	25,000	25	24,475	-	24,500
Shares issued for services	04/11/07	239,000	239	226,811	-	227,050
Shares issued for services	06/05/07	25,000	25	24,225	-	24,250
Shares issued for cash	04/11/07	800,000	800	279,200	-	280,000
Shares issued for cash	08/24/07	22,222	22	9,978	-	10,000
Shares issued for cash	08/28/07	55,555	55	24,945	-	25,000
Shares issued for services	10/22/07	650,000	650	259,350	-	260,000
Shares issued for services	10/22/07	500,000	500	199,500	-	200,000
Shares issued for cash	11/16/07	22,222	22	9,978	-	10,000
Shares issued for cash	11/19/07	2,272,856	2,273	793,227	-	795,500
Shares issued for services	11/26/07	498,000	498	422,802	-	423,300
Shares issued for services	11/23/07	60,000	60	53,940	-	54,000
Shares issued for patent	12/05/07	400,000	400	399,600	-	400,000
Shares issued for services	12/26/07	243,830	244	182,629	-	182,873
Shares issued for services	12/26/07	11,233	11	8,414	-	8,425
Shares issued for services	12/26/07	192,760	193	144,377	-	144,570
Shares issued for patent	12/31/07	1,000,000	1,000	749,000	-	750,000
Net loss for year					(2,737,854)	(2,737,854)
Balance, December 31, 2007		36,185,083	36,184	4,427,377	(3,335,258)	1,128,303

Shares issued for cash	03/31/08	2,251,154	2,251	1,460,998	-	1,463,250
Shares issued for services	03/31/08	10,000	10	6,390	-	6,400
Conversion on debentures	03/31/08	662,068	660	231,062	-	231,724

Net loss					(417,039)	(417,039)
Balance, March 31, 2007		39,108,305	$39,108	$6,125,827	$(3,752,297)	$2,412,638

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended March 31, 2008 AND 2007
And The Period From May 2, 2005 (inception) To March 31, 2008
 (unaudited)

	Three Months Ended March 31,		May 2, 2005 to March 31, 2008
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(417,039)	$(285,519)	$(3,674,293)
Adjustments to reconcile net loss to net cash used by operating activities:
Extraordinary items	(234,583)	-	(234,583)
Capital stock issued for services	6,400	-	1,599,267
Depreciation and amortization	57,902	19,567	227,801
Interest payable to related parties	927	10,645	4,729
Loans to acquisitions write off	-	-	29,143
Abandoned acquisition expense	19,999	-	19,999
Impairment of patent	-	-	180,000
Change in operating assets and liabilities:
--Accounts receivable	(174,250)	(27,804)	(174,250)
--Inventory	(457,213)	-	(457,213)
---Prepaid expenses	(89,970)	9,250	(104,637)
---Unearned revenues	-	(4,093)	-
---Accounts payable and accrued liabilities	251,704	206,187	522,585
Net cash used by operating activities	(1,036,123)	(71,767)	(2,061,452)
CASH FLOWS FROM INVESTING ACTIVITIES
Net loans made to acquisition targets	-	(16,706)	(29,143)
Investment purchases	-	-	(200,000)
Investment patents	-	-	(150,000)
Net cash used for asset purchase	(12,588)	-	(53,404)
Net cash used in investing activities	(12,588)	(16,706)	(432,547)
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	1,463,250	-	2,733,750
Proceeds from debenture offering	-	50,000	242,000
Notes payable- business line of credit	-	-	200,000
Net cash provided by financing activities	1,463,250	50,000	3,175,750
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	414,539	(38,473)	681,751
Cash and cash equivalents, beginning of period	267,212	41,535	-
Cash and cash equivalents, end of period	$ 681,751	$ 3,062	$ 681,751

SUPPLEMENTAL INFORMATION
Interest Paid	$ -	$ -	$ -
Taxes Paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 Note 1 – Basis of Presentation and New Accounting Policies

Presentation of Interim Information

The accompanying consolidated financial statements of Exousia Advanced Materials, Inc. and Consolidated Subsidiaries (“Exousia” or the “Company”) have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations.  These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2007.  In management’s opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented.  The accompanying unaudited interim financial statements as of and for the three months ended March 31, 2008 are not necessarily indicative of the results which can be expected for the entire year.

Principles of Consolidation

The accounts of our newly acquired (see Note 5) wholly-owned subsidiary, Ageon, are included in the consolidation of these financial statements.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from the outstanding balances.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based upon its assessment of the current collection status of individual accounts.   Delinquent amounts that are outstanding after management has conducted reasonable collection efforts, are written off through a charge to the valuation allowance and a credit to accounts receivable.  Management has determined no allowance was necessary as of March 31, 2008.

Inventories

Inventories consist of finished goods and raw materials and are stated at the lower of cost or market using an average cost based system.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company’s working capital position improved from a deficit position as of December 31, 2007, to a positive position as of March 31, 2008. This is primarily due to the acquisition discussed in Note 6. We have only begun revenue-generating activities, and have incurred net losses of $3,674,293 from our inception on May 2, 2005 through March 31, 2008.  Although the Company has engaged in fund raising efforts, there is no guarantee that either the fund raising efforts or cash flows from operations, if any, will generate sufficient working capital for the Company to remain as a going concern.

Note 3 - Common Stock Transactions

As of March 31, 2008, the Company had 39,108,305 common shares issued and outstanding of which 22,585,562 or 58% are owned directly or indirectly by officers and directors of the Company.

The following common stock transaction occurred during the three month period ended March 31, 2008:

•	2,251,154 shares issued for cash totaling $1,463,250 to accredited investors as part of a private placement with warrants of 2,251,154 at an exercise price of $1.00 and a term of 30 months.
•	10,000 shares issued for services valued at $6,400 based upon the closing price of the Company’s common stock on the date of issue.
•	662,068 shares issued for conversion of debentures valued at $231,724 based on the contracted conversion price of $0.35 per share.

Note 4 - Note Payable – Line of Credit and Investments – CD - Restricted

The Company entered into a line of credit agreement for $200,000 with a local bank secured by a CD in the same amount. The note bears interest at 8.25% and is due on demand.

On December 5, 2007, the Company agreed to acquire intellectual property from Amitkumar N. Dharia.  In consideration for the assignment to the Company, the Company has agreed to pay Mr. Dharia $100,000 in cash in four quarterly installments of $25,000. At March 31, 2008, $50,000 was outstanding.

On December 28, 2007, the Company agreed to acquire intellectual property from Composite Materials, Inc. (“CPI”).  In consideration for the transfer of certain patents, the Company will pay CPI $50,000 in cash with $15,000 paid initially and the balance payable in six monthly installments beginning January 31, 2008. At March 31, 2008, $21,000 was outstanding.

On March 30, 2008, debentures in the amount of $231,724 were converted into 662,068 shares of common stock based on the contracted conversion price of $0.25 per share.

Note 5 – Prepaid Expenses, Patents and Intangible Assets

In 2006, the Company paid 100,000 shares of our restricted common stock to obtain the rights to a patent relating to certain photoluminescent signage technologies.  The carrying amount of this patent is $50,000 of which, as of March 31, 2008, the Company has amortized $4,386 which is included in “depreciation and amortization expense.”

On December 5, 2007, the Company acquired intellectual property from Amitkumar N. Dharia.  Mr. Dharia is a named inventor on Patent No. 7,235,609 entitled Thermoplastic Olefin Compositions and Articles along with Donald T. Robertson and J. Wayne Rodrigue, founder of the Company.  The Company has acquired an assignment of Mr. Dharia’s rights with respect to such patent.  In consideration for the assignment to the Company, the Company agreed to pay Mr. Dharia $100,000 in cash in four quarterly installments of $25,000 and issue to him 400,000 shares of the Company’s restricted Common Stock valued at $400,000 based on the closing price of the Company’s common stock on the date of purchase.  Additionally, Mr. Dharia’s company, Transmit Technology Group, LLC (“TTG”) has been retained in a technical advisory role pursuant to a technical services agreement to be entered into that pays TTG an amount equal to $4,000 per month for a period of twelve (12) months.

On December 28, 2007, the Company acquired the following Patents from Composite Materials, Inc. (“CPI”).

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

In consideration for the transfer of the above patents, the Company will pay CPI $50,000 in cash with $15,000 paid initially and the balance payable in six monthly installments beginning January 31, 2008, and issue 1,000,000 shares of the Company’s restricted Common Stock valued at $750,000 based on the closing price of the Company’s common stock on the date of acquisition.  Additionally, the Company contemplates that Dr. Bernie Bauman of CPI will join the Company’s Executive Advisory Board.  The Company intends to retain Dr. Baumann in a technical advisory role pursuant to a technical services agreement to be entered into after the acquisition of the Patents.  The terms of this services agreement are still being negotiated.

Note 6 – Business Combination

On March 5, 2008 we acquired the assets of Ageon, LLC (“Ageon”) for a purchase price of $193,000 which was paid in cash at the close of this transaction. Ageon primarily has focused on the manufacturing and distribution of industrial grade coatings. Certain notes and other liabilities due from Ageon were not part of this transaction. This purchase has been accounted for as a business purchase pursuant to an evaluation by management of EITF 98-3. We have evaluated this transaction and believe that the historical cost of the assets acquired approximated fair market value given the current nature of the assets acquired. The fair value of the net assets acquired was $427,583 resulting in a bargain purchase of $234,583.   Pursuant to business combination accounting and specifically FASB statement 141 in a bargain purchase any shortfall of consideration is first netted against the long term assets acquired. Given that the fair value of any long term assets acquired was zero the in accordance with purchase accounting the next step would be to consider any contingent consideration. Since there was no contingent consideration in this transaction pursuant to purchase accounting the excess purchase price of $234,583 is treated as an extraordinary gain.

A preliminary breakdown of the purchase price is as follows:

Cash	$ 37,787
Accounts Receivable	140,066
Inventory	435,651
Prepaid Expenses	18,220
LESS: Liabilities assumed	(204,141)

Net Assets Acquired	$ 427,583

Less: Excess purchase price	(234,583)
Total Consideration	$ 193,000

The following unaudited pro-forma assumes the transaction occurred as of the beginning of the periods presented as if it would have been reported during the three month periods below.

	(Unaudited) Pro Forma Three Month Period Ended
	March 31, 2008	March 31, 2007
Sales	$ 486,931	$ 388,055
Cost of Sales	387,879	307,344
Gross Margin	99,052	80,711
Operating Expenses	766,663	391,969
Other Expenses	20,643	10,770
Net Loss	$ (688,254)	$ (322,028)

Note 7 – Contingencies

On or about December 10, 2007 a lawsuit was filed by CorrBan Technologies, Inc and Thin Film Technology, Inc. against Exousia Advanced Materials, Inc, Shield Industries, Inc, Global Development Enterprise, Inc, Vickers Industrial Coatings, Inc and other individuals. In the Lawsuit Plaintiffs allege misappropriation of properitery informaiton, breach of fiduciary duty an fraud. The allegations stem from the certain individuals previous association with CorrBan Technologies and CorrBan’s belief that these individuals used technology obtained from CorrBan. The defendants have agreed to a temporary restriction regarding the use of the disputed technology. Exousia does not believe this temporary agreement will affect their day to day business operations.

We currently are still investigating these claims and plan to defend ourselves accordingly. At this time we are unable to estimate what loss if any may be incurred.

Note 8 – Abandoned Acquisition Expense

During 2007, the Company entered into an agreement to purchase land in Lake Charles, Louisiana. The Company intended to develop a SIPS housing community. During the three months ended March 31, 2008, the Company decided due to the lack of available funding to abandon the project. The Company paid a cancellation fee in the amount of $19,999 which is included in other income and expenses.

Note 9 – Subsequent Events

On April 28, 2008, the Company issued 4,207,000 shares of common stock for services

On May 5, 2008, the Company issued 125,000 shares of common stock for services.

Item 2 – Management’s Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

 As of March 31, 2008, we had total assets of $2,998,515 and $585,878 in current liabilities.  As of December 31, 2007, we had total assets of $1,905,291 and $776,988 in current liabilities. Our revenues for the three months ended March 31, 2008 and 2007 were $162,953 and $62,424, respectively.  We sustained losses of $417,039 and $285,519 for the three months ended March 31, 2008 and 2007, respectively.   Cash used in operating activities was $1,039,123 and $71,767 for the three months ended March 31, 2008 and 2007, respectively.

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

On March 5, 2008 the Company acquired Aegeon, LLC which is a coatings manufacturer with over 30 years of continuous operations in the Houston, Texas area.

Since the acquisition, the Company has been actively involved in increasing the production capacity of the plant facility.  As of the date of this filing, the plant has gone from averaging 1 batch per day of coatings production to over 4 batches per day.  Additionally there have been changes in the overall plant design to allow for more staging areas and raw materials prep areas to facilitate a more timely production approach.

The Company’s management is also working with our raw materials suppliers to negotiate better pricing through increased purchases and through detailed forecasting.  The Company has had very good reception from our suppliers.  Management believes that through better buying practices that a cost savings of 5 to 10 percent can be realized.

The Company has secured a favorable location near Tianjin for its manufacturing facility.  The facility will be a distribution point for coatings manufactured at our Houston facility and shipped to China as we continue to complete the design and implementation phase for our China facility which should be operational by the end of this year.
Finally, the Company continues to grow its domestic business opportunities in the transportation industry and the RV industry.  The Company’s strategic relationship with American Cargo continues to grow with American Cargo continuing its production pace for full implementation of its objective of producing 50 truck bodies per month utilizing the TRUSSCORE brand laminated panels.

In summary, the Company’s management sees the beginning of traction in the implementation of its strategic plan to reach its stated goals and the first quarter is evidence of this movement.  While much hard work is required and anticipated the Company’s management team is up to the challenge.

Item 3 – Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

As of March 31, 2008, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control Over Financial Reporting.

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings
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
The Company continues to vigorously defend the lawsuit and is working toward a prompt and full resolution of the case.

Item 2 - Changes in Securities

Recent Sales of Unregistered Securities

 On April 28, 2008, the Company issued 4,207,000 shares of common stock for services

On May 5, 2008, the Company issued 125,000 shares of common stock for services.

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

EXOUSIA ADVANCED MATERIALS, INC.

Dated: May 15, 2008	By: /s/ J.WAYNE RODRIGUE, JR.
J. Wayne Rodrigue, Jr., Chief Executive Officer

Dated: May 15, 2008	By: /s/ BRENDA RODRIGUE
Brenda Rodrigue, Principal Chief Accounting Officer

    In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 15, 2008	By: /s/ J.WAYNE RODRIGUE, JR.
J. Wayne Rodrigue, Jr., Chief Executive Officer

Dated: May 15, 2008	By: /s/ BRENDA RODRIGUE
Brenda Rodrigue, Principal Chief Accounting Officer

Dated: May 15, 2008	By: /s/ Lane Brindley
Lane Brindley, Director