Form 10QSB/A
period 2007-03-31
Exousia Advanced Materials, Inc.
filed 2008-06-17
CIK 1136868

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

1200 Soldier’s Field Drive, Suite 200
Sugar Land, Texas 77479
(Address of Principal Executive Offices)

(832) 236-0090
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act (Title of Class):                                                                                                                                          Common Stock, par value $0.001

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

CONTENTS

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
(Formerly Cyber Law Reporter, Inc.)
BALANCE SHEETS AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31, 2007 (Unaudited)	December 31, 2006
ASSETS
Cash and cash equivalents	$ 3,062	$ 41,535
Accounts receivable trade	27,804	-
Due from acquisition targets:
- related	14,020	14,020
- unrelated	31,829	15,123
Prepaid expenses	101,750	-
TOTAL CURRENT ASSETS	178,465	70,678

NON-CURRENT ASSETS
Debt issuance costs net of amortization of $34,821 and $15,912 at March 31, 2007 and December 31, 2006, respectively	65,860	66,269
Patent, net of amortization of $1,754 and $1,096 as of March 31, 2007 and December 31, 2006, respectively	48,246	48,904
Other intangibles	1,000,000	-

TOTAL NON-CURRENT ASSETS	1,114,106	115,173

TOTAL ASSETS	$ 1,292,571	$ 185,851

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
(Formerly Cyber Law Reporter, Inc.)
BALANCE SHEETS (Continued) AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31, 2007 (Unaudited)	December 31, 2006
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,269,097	$ 62,910
Unearned revenues	-	4,093
Notes and accrued interest payable to related parties	22,654	502,323
Debenture principal and interest payable	239,650	185,496

TOTAL CURRENT LIABILITIES	1,531,401	754,822

SHAREHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10 million shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50 million shares authorized; 29,167,405 and 28,433,245 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	29,167	28,433
Additional paid-in capital	614,926	-
Deficit accumulated during the development stage	(882,923)	(597,404)
Total shareholders' deficit	(238,830)	(568,971)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 1,292,571	$ 185,851

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

NOTE 1 – NATURE OF BUSINESS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition
Exousia recognizes revenues when products have been shipped to a customer pursuant to a purchase order or other contractual arrangement, the sales price is fixed or determinable, and collectability is reasonably assured.  During the quarter ended March 31, 2007, Exousia has recorded its first sales in the amount of $62,424 for structurally insulated panels produced for Exousia under contract.

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

NOTE 3 – GOING CONCERN

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

NOTE 5 – STOCK BASED COMPENSATION

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

NOTE 6 – DEBENTURES PAYABLE

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

In 2006, we paid 100,000 shares of our restricted common stock to obtain the rights to a patent relating to certain photo luminescent signage technologies.  Our carrying amount of this patent is $50,000 of which, as of March 31, 2007, we have amortized $1,754 which is included in “Depreciation and amortization expense”.

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

Item 3 - Controls and Procedures.

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting for that period.

Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, and because of the errors and corrections identified by management with respect to the complex rules for accounting for share-based compensation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosures controls and procedures were not effective as of March 31, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

EXOUSIA ADVANCED MATERIALS, INC.

Dated: June 17, 2008	By: /s/ J.WAYNE RODRIGUE, JR.
J. Wayne Rodrigue, Jr., President

Dated: June 17, 2008	By: /s/ BRENDA RODRIGUE
Brenda Rodrigue, Principal Chief Accounting Officer