Form 10QSB/A
period 2007-06-30
Exousia Advanced Materials, Inc.
filed 2008-06-17
CIK 1136868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A2

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
A DEVELOPMENT STAGE ENTERPRISE
(Formerly Cyber Law Reporter, Inc.)
BALANCE SHEETS AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

	June 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Cash and cash equivalents	$ 8,660	$ 41,535
Investments - Available for sale (pledged)	200,000	-
Accounts receivable trade	-	-
Due from acquisition targets:
- related	26,438	14,020
- unrelated	74,491	15,123
Notes Receivable	8,123
Prepaid expenses	104,592	-
TOTAL CURRENT ASSETS	$ 422,304	$ 70,678

NON-CURRENT ASSETS
Debt issuance costs net of amortization of $21,829 and $15,912 at June 30, 2007 and December 31, 2006, respectively	$ 44,440	$ 66,269
Patent, net of amortization of $2,412 and $1,096 as of June 30, 2007 and December 31, 2006, respectively	47,588	48,904
Office Equipment, net of depreciation of $829 at June 30, 2007	11,401
Other intangibles	1,000,000	-

TOTAL NON-CURRENT ASSETS	1,103,429	115,173

TOTAL ASSETS	$ 1,525,733	$ 185,851

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
(Formerly Cyber Law Reporter, Inc.)
BALANCE SHEETS (Continued) AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

	June 30, 2007 (Unaudited)	December 31, 2006
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,361,867	$ 62,910
Unearned revenues	-	4,093
Notes payable – Line of Credit	199,800
Notes and accrued interest payable to related parties	22,996	502,323
Debenture principal and interest payable	254,295	185,496

TOTAL CURRENT LIABILITIES	$ 1,838,958	$ 754,822

SHAREHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10 million shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50 million shares authorized; 30,256,405 and 28,433,245 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	30,256	28,433
Additional paid-in capital	1,169,637	-
Deficit accumulated during the development stage	(1,513,118)	(597,404)
Total shareholders' deficit	(313,225)	(568,971)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 1,525,733	$ 185,851

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

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
(Formerly Cyber Law Reporter, Inc.)
STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
AND THE PERIOD FROM INCEPTION (MAY 2, 2005) TO JUNE 30, 2007
 (Unaudited)

	Six Months Ended June 30,		May 2, 2005 to June 30, 2007
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (915,714)	$ (110,871)	$(1,435,114)
Adjustments to reconcile net loss to net cash used by operating activities:
Capital stock issued for services	275,800	-	318,899
Depreciation and amortization	79,474	653	80,570
Interest payable to related parties	15,632	-	632
Impairment of patent	-	-	180,000
Change in operating assets and liabilities:
---Accounts receivable, trade	-	-	-
---Prepaid expenses	(30,592)	10,070	(29,792)
---Unearned revenues	(4,093)	-	-
---Accounts payable and accrued liabilities	298,957	3,604	342,947
Net cash used by operating activities	$ (280,536)	$ (96,545)	$ (541,858)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used for assets purchase	$ (8,123)	$ -	$ (8,123)
Investment purchases	(200,000)	-	(200,000)
Increase in notes receivable	(12,231)	-	(12,231)
Loans made to acquisition targets	(71,785)	(29,828)	(100,928)
Net cash used in investing activities	$ (292,139)	$ (29,828)	$ (321,282)
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	$ 280,000	$ 125,000	$ 430,000
Proceeds from debenture offering	60,000	25,000	242,000
Proceeds from Notes payable – business LOC	199,800	-	199,800
Shareholder loans	-	(23,991)	-
Net cash provided by financing activities	$ 539,800	$ 126,009	$ 871,800
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(32,875)	(363)	8,660
Cash and cash equivalents, beginning of period	41,535	1,214	-
Cash and cash equivalents, end of period	$ 8,660	$ 1,214	$ 8,660

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

Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, and because of the errors and corrections identified by management with respect to the complex rules for accounting for share-based compensation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosures controls and procedures were not effective as of June 30, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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