Form 10QSB/A
period 2007-09-30
Exousia Advanced Materials, Inc.
filed 2008-06-17
CIK 1136868

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
REPORT ON FORM 10-QSBA
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

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
(Formerly Cyber Law Reporter, Inc.)
STATEMENTS OF OPERATIONS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
AND THE PERIOD FROM INCEPTION (MAY 2, 2005) TO SEPTEMBER 30, 2007
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		May 2, 2005 to September 30, 2007
	2007	2006	2007	2006
REVENUES:
Sales	$ -	$ -	$62,424	$ -	$62,424
Cost of sales	-	-	54,325	-	54,325
GROSS MARGIN	-	-	8,099	-	8,099
EXPENSES:
Compensation - officers and directors	165,000	24,765	502,500	49,565	606,980
General and administrative expenses	58,764	14,099	469,353	56,451	588,338
Professional fees	25,446	6,250	100,899	9,030	142,879
Research and development expenses	1,602	8,791	8,015	49,079	78,540
Depreciation and amortization	49,948	5,142	129,422	5,142	130,517
TOTAL OPERATING EXPENSES	300,760	59,047	1,210,189	169,267	1,547,254
OPERATING LOSS	(300,760)	(59,047)	(1,202,090)	(169,267)	(1,539,155)

OTHER INCOME (EXPENSE):
Impairment in value of patent	-	-			(180,000)
Interest expense	(1,702)	(1,663)	(4,080)	(2,316)	(4,080)
Interest expense to related parties	(5,222)	-	(20,854)		(24,759)
Other expense	(123,416)	-	(123,416)	-	(123,416)
Interest income	2,408	1,082	4,191	1,084	4,774
Other income	-	-	1,843	-	2,830
Total Other Income (Expense)	(127,932)	(581)	(142,316)	(1,232)	(324,651)

NET LOSS	$(428,692)	$(59,628)	$ (1,344,406)	$(170,499)	$(1,863,806)

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.05)	$(0.02)	$(0.12)
Weighted average number of shares outstanding	30,285,269	24,838,375	29,687,662	9,156,5820	14,930,468

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

Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, and because of the errors and corrections identified by management with respect to the complex rules for accounting for share-based compensation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosures controls and procedures were not effective as of September  30, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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