Form 10-Q
period 2008-06-30
Exousia Advanced Materials, Inc.
filed 2008-08-14
CIK 1136868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

Commission File Number 333-87696

EXOUSIA ADVANCED MATERIALS, INC.
Formerly Cyber Law Reporter, Inc.
(Name of small business issuer in its charter)

Texas	90-0347581
(State or Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

1200 Soldier’s Field Drive, Suite 200 Sugar Land, Texas 77479	(281) 313-2333
(Address of Principal Executive Offices)	(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Transitional Small Business Disclosure Format (check one): YES [  ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES [X]  NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” Rule 12b-2 of the Exchange Act.

Large accelerated filer  (   )                                                                                     Accelerated filer  (   )

Non-accelerated filer    (   )                                                                                     Smaller reporting company  (  X  )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes (   ) No ( X )

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 46,769,843 shares of common stock, par value $0.001 as of  May 15, 2008

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2008

TABLE OF CONTENTS

Page
PART I—FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements	3
Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statement of Changes in Shareholders’ Equity	5
Consolidated Statement of Cash Flow	6-7
Notes to Consolidated Financial Statements	8-11
Item 2. Management’s Discussion and Analysis or Plan of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	13
Item 4. Controls and Procedures	13

PART II—OTHER INFORMATION
Item 1. Legal Proceedings	14
Item 2. Changes in Securities	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Submission of Matters to a Vote of Security Holders	14
Item 5. Other Information	14
Item 6. Exhibits	15-16

SIGNATURES	16

PART I – FINANCIAL INFORMATION

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30, 2008 and December 31, 2007

	June 30, 2008 (unaudited)	December 31,2007
ASSETS
Current assets:
Cash and cash equivalents	$ 80,162	$ 267,212
Investments - CD - Restricted	-	206,725
Accounts receivable trade	211,989	-
Inventory	465,249	-
Prepaid expenses	259,132	48,167
Total current assets	1,016,532	522,104

Non-current assets
Fixed assets, net of accumulated depreciation of $4,615 and $1,342 as of June 30, 2008 and December 31, 2007, respectively	74,070	39,475
Patent, net of amortization of $79,255 and $6,288 as of June 30, 2008 and December 31, 2007	1,714,957	1,343,712
Total Non-current assets	1,789,027	1,383,187
TOTAL ASSETS	$ 2,805,559	$ 1,905,291

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ 403,094	$ 234,642
Note payable - line of credit	-	201,549
Notes payable	217,987	110,000
Capital stock payable	-	179,846
Debenture principal and interest payable	-	50,951
Total current liabilities	621,081	776,988

SHAREHOLDERS' EQUITY
Common stock $0.001 par value, 100 million shares authorized; 45,673,843 and 36,185,083 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	45,673	36,184
Additional paid-in capital	11,348,052	4,427,377
Accumulated deficit	(9,209,247)	(3,335,258)
Total shareholders' equity	2,184,478	1,128,303
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 2,805,559	$ 1,905,291

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 For the Three and Six Months Ended June 30, 2008 and 2007
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES:
Sales	$ 520,811	$ -	$683,764	$ 62,424
Cost of sales	411,921	-	528,350	54,325
GROSS MARGIN	108,890	-	155,414	8,099

EXPENSES
Compensation - officers and directors	559,910	165,000	746,410	337,500
General and administrative expenses	1,477,353	375,309	1,790,134	410,589
Professional fees	109,675	34,718	199,555	75,453
Research and development expenses	39,340	2,600	69,781	6,413
China relations	3,325,128	-	3,325,128	-
Depreciation and amortization	44,468	50,657	102,370	79,474
TOTAL OPERATING EXPENSES	5,555,874	628,284	6,233,378	909,429

OPERATING LOSS	(5,446,984)	(628,284)	(6,077,964)	(901,330)

OTHER INCOME (EXPENSE):
Impairment in value of patent	-	-	-	-
Interest expense	(4,035)	(2,253)	(7,244)	(2,378)
Interest expense to related parties	-	(4,987)	-	(15,632)
Abandoned acquisition expense	-	-	(19,999)	-
Interest income	882	1,784	3,447	1,784
Other income (Expense)	(6,812)	-	(6,812)	1,843
Total Other Income (Expense)	(9,965)	(5,457)	(30,608)	(14,383)
Net Loss before extraordinary items	$(5,456,949)	$(633,741)	$(6,108,572)	$(915,714)

Extraordinary items- bargain purchase (Note 6)	-	-	234,583

NET LOSS	$(5,456,949)	$(633,741)	$(5,873,989)	$(915,714)
Basic and diluted net loss per share	$ (0.13)	$ (0.02)	$ (0.15)	$ (0.03)
Weighted average number of shares outstanding	42,386,530	29,383,905	39,289,444	29,383,905

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
 FROM January 1, 2008 to June 30, 2008
(unaudited)

	No. of Shares	Capital Stock	Additional Paid In Capital	Accumulated Deficit	Total
Balance, December 31, 2007	36,185,083	$36,184	$4,427,377	$(3,335,258)	$1,128,303

Shares issued for cash	2,451,154	2,451	1,590,799	-	1,593,250
Shares issued for services	5,875,538	5,876	4,648,815	-	4,654,691
Conversion on debentures	662,068	662	231,062	-	231,724
Shares issued for patent	500,000	500	450,000	-	450,500

Net loss				(5,873,989)	(5,873,989)
Balance, June 30, 2008	45,673,843	$45,673	$11,348,053	$(9,209,247)	$2,184,478

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended June 30, 2008 and 2007
(unaudited)
	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,873,989)	$(915,714)
Adjustments to reconcile net loss to net cash used by operating activities:
Extraordinary Gain	(234,583)	-
Capital stock issued for services	4,654,691	275,800
Depreciation and amortization	102,370	79,474
Interest payable to related parties	927	15,632
Abandoned acquisition expense	19,999
Change in operating assets and liabilities:
--Investment	5,176	-
--Accounts receivable	(211,989)	-
--Inventory	(383,715)	-
---Prepaid expenses	(51,634)	(30,592)
---Unearned revenues	-	(4,093)
---Accounts payable and accrued liabilities	318,806	298,957
Net cash used by operating activities	(1,653,941)	(280,536)

CASH FLOWS FROM INVESTING ACTIVITIES
Net loans made to acquisition targets	-	(71,785)
Investment purchases	-	(200,000)
Increase in Notes Receivable		(12,231)
Net cash used for asset purchase	(39,210)	(8,123)
Net cash used in investing activities	(39,210)	(292,139)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of Insurance Payable	(27,149)	-
Payments of Note Payables- Related Parties	(60,000)	-
Common stock issued for cash	1,593,250	280,000
Proceeds from debenture offering	-	60,000
Notes payable- business line of credit	-	199,800
Net cash provided by financing activities	1,506,101	539,800
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(187,050)	32,875
Cash and cash equivalents, beginning of period	267,212	41,535
Cash and cash equivalents, end of period	$ 80,162	$ 8,660

SUPPLEMENTAL NON-CASH INFORMATION
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	-	125
Income taxes	-	-

Non-cash activities:
Common stock issued for:
--- purchase of patents	500,000	-
--- notes payable	231,062	-
--- conversion of note payable to equity	-	480,000
--- conversion of interest on note payable	-	6,160
Prepaid insurance- financed	177,831
CD used to pay off line of credit	201,549

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 Note 1 – Basis of Presentation and New Accounting Policies

Presentation of Interim Information

The accompanying consolidated financial statements of Exousia Advanced Materials, Inc. and Consolidated Subsidiaries (“Exousia” or the “Company”) have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations.  These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2007.  In management’s opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented.  The accompanying unaudited interim financial statements as of and for the six months ended June 30, 2008 are not necessarily indicative of the results which can be expected for the entire year.

Principles of Consolidation

The accounts of our newly acquired (see Note 6) wholly-owned subsidiary, Aegeon, are included in the consolidation of these financial statements from the date of acquisition.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from the outstanding balances.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based upon its assessment of the current collection status of individual accounts.   Delinquent amounts that are outstanding after management has conducted reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  Management has determined no allowance was necessary as of June 30, 2008.

Inventories

Inventories consist of finished goods and raw materials and are stated at the lower of cost or market using an average cost based system.

Development Stage Entity

Prior to the current quarter, the Company has been classified as a development stage enterprise as defined by FAS 7. The Company exited the development stage in the current quarter due to the fact that planned principal operations have commenced and significant revenues have been generated from those operations.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company’s working capital position improved from a deficit position as of December 31, 2007, to a positive position as of June 30, 2008. This is primarily due to the acquisition discussed in Note 6. We have only begun revenue-generating activities, and have incurred net losses of $9,209,247 from our inception on May 2, 2005 through June 30, 2008.  Although the Company has engaged in fund raising efforts, there is no guarantee that either the fund raising efforts or cash flows from operations, if any, will generate sufficient working capital for the Company to remain as a going concern.

Note 3 - Common Stock Transactions

As of June 30, 2008, the Company had 45,673,843 common shares issued and outstanding of which 26,441,062 or 58% are owned directly or indirectly by officers and directors of the Company.

The following common stock transaction occurred during the six month period ended June 30, 2008:

•	2,251,154 shares issued for cash totaling $1,463,250 to accredited investors as part of a private placement with warrants of 2,251,154 at an exercise price of $1.00 and a term of 30 months.
•	10,000 shares issued for services valued at $6,400 based upon the closing price of the Company’s common stock on the date of issue.
•	662,068 shares issued for conversion of debentures valued at $231,724 based on the contracted conversion price of $0.35 per share.
•	3,832,000 shares issued for services valued at $3,428,168 based upon the closing price of the Company’s common stock on the date of issue.
•	500,000 shares issued for patent valued at $450,500 based upon the closing price of the Company’s common stock on the date of issue.
•	200,000 shares issued for cash totaling $130,000 to accredited investors as a part of a private placement with warrants of 200,000 at an exercise price of $1.00 and a term of 30 months.
•	2,033,538 shares issued for services valued at $1,220,123 based upon the closing price of the Company’s common stock on the date of issue.

Note 4 - Note Payable – Line of Credit and Investments – CD - Restricted

The Company entered into a line of credit agreement for $200,000 with a local bank secured by a CD in the same amount. The note bears interest at 8.25% and is due on demand. The note was paid off by the mature CD and interest was deposited in the bank.

On December 5, 2007, the Company agreed to acquire intellectual property from Amitkumar N. Dharia.  In consideration for the assignment to the Company, the Company has agreed to pay Mr. Dharia $100,000 in cash in four quarterly installments of $25,000. At June 30, 2008, $50,000 was outstanding and included in notes payable of $217,987.

On December 28, 2007, the Company agreed to acquire intellectual property from Composite Materials, Inc. (“CPI”).  In consideration for the transfer of certain patents, the Company will pay CPI $50,000 in cash with $15,000 paid initially and the balance payable in six monthly installments beginning January 31, 2008. At June 30, 2008, the loan was paid off.

On March 30, 2008, debentures in the amount of $231,724 were converted into 662,068 shares of common stock based on the contracted conversion price of $0.35 per share.

Note 5 – Prepaid Expenses, Patents and Intangible Assets

In 2006, the Company paid 100,000 shares of our restricted common stock to obtain the rights to a patent relating to certain photoluminescent signage technologies.  The carrying amount of this patent is $50,000 of which, as of June 30, 2008, the Company has amortized $5,044 which is included in “depreciation and amortization expense.”

On December 5, 2007, the Company acquired intellectual property from Amitkumar N. Dharia.  Mr. Dharia is a named co-inventor on Patent No. 7,235,609 entitled Thermoplastic Olefin Compositions and Articles along with Donald T. Robertson and J. Wayne Rodrigue, founder of the Company.  The Company has acquired an assignment of Mr. Dharia’s rights with respect to such patent.  In consideration for the assignment to the Company, the Company issued him 400,000 shares of the Company’s restricted Common Stock valued at $400,000 based on the closing price of the Company’s common stock on the date of purchase.  Additionally, Mr. Dharia’s company, Transmit Technology Group, LLC (“TTG”) has been retained in a technical advisory role pursuant to a technical services agreement to be entered into that pays TTG an amount equal to $4,000 per month for a period of twelve (12) months. The Company has acquired an assignment from Donald T. Robertson’s rights with respect to such patent. In consideration for the assignment to the Company, the Company issued him 500,000 shares of the Company’s restricted Common Stock valued at $450,500 based on the closing price of the Company’s common stock on the date of purchase.

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

Note 6 – Business Combination

On March 5, 2008 the Company acquired the assets of Ageon, LLC (“Ageon”) for a purchase price of $193,000 which was paid in cash at the close of this transaction. Ageon primarily has focused on the manufacturing and distribution of industrial grade coatings. Certain notes and other liabilities due from Ageon were not part of this transaction. This purchase has been accounted for as a business purchase pursuant to an evaluation by management of EITF 98-3. The transaction was evaluated and the Company believes that the historical cost of the assets acquired approximated fair market value given the current nature of the assets acquired. The fair value of the net assets acquired was $427,583 resulting in a bargain purchase of $234,583.   Pursuant to business combination accounting and specifically FASB statement 141 in a bargain purchase any shortfall of consideration is first netted against the long term assets acquired. Given that the fair value of any long term assets acquired was zero the in accordance with purchase accounting the next step would be to consider any contingent consideration. Since there was no contingent consideration in this transaction pursuant to purchase accounting the excess purchase price of $234,583 is treated as an extraordinary gain.

A preliminary breakdown of the purchase price is as follows:

Cash	$ 37,787
Accounts Receivable	140,066
Inventory	435,651
Prepaid Expenses	18,220
LESS: Liabilities assumed	(204,141)

Net Assets Acquired	$ 427,583

Less: Excess purchase price	(234,583)
Total Consideration	$ 193,000

The following unaudited pro-forma assumes the transaction occurred as of the beginning of the periods presented as if it would have been reported during the six month periods below.

	(Unaudited) Pro forma six month period ended
	June 30, 2008	June 30, 2007
Sales	$ 1,007,742	$ 388,055
Cost of Sales	799,800	307,344
Gross Margin	207,942	80,711

Operating Expenses	6,313,869	1,018,550
Other Expenses	(195,307)	14,383

Net Loss	$ (5,910,620)	$ (952,222)

Note 7 – Contingencies

On or about December 10, 2007 a lawsuit was filed by CorrBan Technologies, Inc and Thin Film Technology, Inc. against Exousia Advanced Materials, Inc, Shield Industries, Inc, Global Development Enterprise, Inc, Vickers Industrial Coatings, Inc and other individuals. In the Lawsuit Plaintiffs allege misappropriation of proprietary information, breach of fiduciary duty an fraud. The allegations stem from the certain individuals previous association with CorrBan Technologies and CorrBan’s belief that these individuals used technology obtained from CorrBan. The defendants have agreed to a temporary restriction regarding the use of the disputed technology. Exousia does not believe this temporary agreement will affect their day to day business operations. A settlement was reached during the six month period ending June 30, 2008 and the Company paid $25,000 on July 28, 2008 to CorrBan Technologies.

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

Note 9 – Subsequent Events

On July 7, 2008, the Company issued 800,000 shares of common stock for cash received in the amount of $520,000.

On July 21, 2008, the Company issued 300,000 shares of common stock for services valued at $177,000.

On August 1, 2008, the Company issued 20,000 shares of common stock for services valued at $13,000.

Item 2 – Management’s Discussion and Analysis or Plan of Operation
Management Discussion and Analysis
Six Months Ended June 30, 2008 versus Six Months Ended June 30, 2007

On March 5, 2008 the Company acquired Aegeon, LLC which is a coatings manufacturer with over 30 years if continuous operations in the Houston, Texas area. Prior to this acquisition the company had no revenues so a comparison versus the same time period last year is not meaningful. For the six months ended June 30, 2008, Paints and Coatings revenues were $683,764. The sales were primarily from the customer base acquired from Aegeon. Gross Margins were 22.73%. Due to competitive markets the market price has held firm while raw material costs have increased slightly.
Since the acquisition, the Company has been actively involved in increasing the production capacity of the plant facility. There have been changes in the overall plant design to allow for more staging areas and raw materials to facilitate a more timely production approach. As part of an overall reorganization plan, the Company has segmented sales from production. The sales effort will include direct sales to industrial customers and the establishment of a network of distributorships and agents. The production focus is on efficient operations and negotiations with vendors to lower the unit costs. The combination of higher sales, economies of scale and lower unit costs are expected to increase the Gross Margins.

Liquidity and Capital Resources

 As of June 30, 2008, current assets were $1,016,532 and current liabilities were $621,081.  As of December 31, 2007, current assets were $522,104 and current liabilities were $776,988. Revenues for the six months ended June 30, 2008 and 2007 were $683,764 and $62,424, respectively, resulting in losses of $5,873,989 and $639,913 for the six months ended June 30, 2008 and 2007, respectively. The largest expense item in 2008 has been stock based compensation for services. This is a non-cash expense. Cash used in operating activities was $1,741,090 and $280,535 for the six months ended June 30, 2008 and 2007, respectively.

The financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other material liquid assets, nor  an established source of revenue sufficient to cover  operating costs and to allow the Company  to continue as a going concern.  In the future, the Company may experience significant fluctuations in results of operations.   If required to obtain additional debt and equity financing, illiquidity could suppress the value and price of the shares if and when trading in those shares develops.  However, future offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficient to fund operations and meet the needs of our business plan.  The current working capital is not sufficient to cover expected cash requirements for 2008 or to bring the Company to a positive cash flow position.  It is possible that the Company will never become profitable and will not be able to continue as a going concern.

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

The Company’s management is also working with raw materials suppliers to negotiate better pricing through increased purchases and through detailed forecasting.  The Company has had very good reception from our suppliers.  Management believes that through better buying practices that a cost savings of 5 to 10 percent can be realized.

The Company has secured a favorable location near Tianjin, China for its manufacturing facility.  The facility will be a distribution point for coatings manufactured at our Houston facility and shipped to China as we continue to complete the design and implementation phase for the China facilities completed in September. Finally, the Company continues to grow its domestic business opportunities in the transportation industry and the RV industry.  The Company’s strategic relationship with American Cargo continues to grow with American Cargo continuing its production pace for full implementation of its objective of producing 50 truck bodies per month utilizing the TRUSSCORE brand laminated panels.

 Item 3 – Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4 – Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934. The Company is implementing corrective action in the third quarter 2008.

As of June 30, 2008, effective controls over financial statement disclosure were not maintained.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control Over Financial Reporting.

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30 , 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The lawsuit was settled in July 2008 in which the Company paid $25,000 to CorrBan as defined in the settlement agreement.

Item 2 - Changes in Securities

Recent Sales of Unregistered Securities

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

EXOUSIA ADVANCED MATERIALS, INC.

Dated: August 14, 2008	By: //s// J.WAYNE RODRIGUE, JR.
J. Wayne Rodrigue, Jr., Chief Executive Officer

Dated: August 14, 2008	By: /s/ BRENDA RODRIGUE
Brenda Rodrigue, Principal Chief Accounting Officer

    In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 14, 2008	By: /s/ J.WAYNE RODRIGUE, JR.
J. Wayne Rodrigue, Jr., Chief Executive Officer

Dated: August 14, 2008	By: //s// ROBERT RODDIE
Robert Roddie, Chief Financial Officer