Form 10-Q
period 2008-09-30
Exousia Advanced Materials, Inc.
filed 2008-11-14
CIK 1136868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

(281) 313-2333
(Registrant’s telephone number, including area code)

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
    Yes (   )        No ( X )

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

                              Class                                                                                       Outstanding at November 13, 2008

         Common Stock, $.001 par value per share                                                           49,603,151

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2008

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION
     Item 1. Unaudited Financial Statements
          Consolidated Balance Sheets (Unaudited)
          Consolidated Statements of Operations (Unaudited)
          Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
          Consolidated Statement of Cash Flow  (Unaudited)
          Notes to Unaudited Consolidated Financial Statements
     Item 2. Management’s Discussion and Analysis or Plan of Operations
     Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures

PART II—OTHER INFORMATION
     Item 1. Legal Proceedings
     Item 2. Changes in Securities
     Item 3. Defaults Upon Senior Securities
     Item 4. Submission of Matters to a Vote of Security Holders
     Item 5. Other Information
     Item 6. Exhibits

SIGNATURES

3 3 4 5 6-7 8-11 12 13 13 14 14 14 14 14 15-16 16

PART I – FINANCIAL INFORMATION

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2008 and December 31, 2007
	September 30, 2008	December 31,2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$ 539,369	$ 267,212
Investments - CD - Restricted	-	206,725
Accounts receivable trade	181,500	-
Inventory	620,510	-
Prepaid expenses	242,451	48,167
Total current assets	1,583,830	522,104
Fixed assets, net of accumulated depreciation of $12,978 and $1,342 as of September 30, 2008 and December 31, 2007, respectively	229,722	39,475
Patent, net of amortization of $132,210 and $6,288 as of September 30, 2008 and December 31, 2007	1,668,290	1,343,712
	1, 898,012	1,383,187
TOTAL ASSETS	$ 3,481,842	$ 1,905,291

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ 363,195	$ 234,642
Note payable - line of credit	-	201,549
Notes payable	138,254	110,000
Capital stock payable	-	179,846
Debenture principal and interest payable	-	50,951
Total current liabilities	501,449	776,988

SHAREHOLDERS' EQUITY
Common stock $0.001 par value, 100 million shares authorized; 47,123,843 and 36,185,083 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	47,123	36,184
Additional paid-in capital	13,502,602	4,427,377
Accumulated deficit	(10,569,332)	(3,335,258)
Total shareholders' equity	2,980,393	1,128,303
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,481,842	$ 1,905,291

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 For the Three and Nine Months Ended September 30, 2008 and 2007
 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
REVENUES:	2008	2007	2008	2007
Sales	$ 398,234	$ -	$1,081,998	$ 62,424
Cost of sales	298,190	-	826,540	54,325
GROSS MARGIN	100,044	-	255,458	8,099
EXPENSES
Compensation - officers and directors	202,388	165,000	948,798	337,500
General and administrative expenses	1,120,789	375,309	2,910,923	410,589
Professional fees	40,290	34,718	239,845	75,453
Research and development expenses	12,606	2,600	82,387	6,413
China relations	-	-	3,325,128	-
Depreciation and amortization	53,688	50,657	156,058	79,474
TOTAL OPERATING EXPENSES	1,429,761	628,284	7,663,139	909,429

OPERATING LOSS	(1,329,717)	(628,284)	(7,407,681)	(901,330)

OTHER INCOME (EXPENSE):
Interest expense	(2,155)	(2,253)	(9,399)	(2,378)
Interest expense to related parties	-	(4,987)	-	(15,632)
Abandoned acquisition expense	-	-	(19,999)	-
Interest income	-	1,784	3,447	1,784
Other income (Expense)	(28,213)	-	(35,025)	1,843
Total Other Income (Expense)	(30,368)	(5,457)	(60,976)	(14,383)
Net Loss before extraordinary items	(1,360,085)	(633,741)	(7,468,657)	(915,714)

Extraordinary items- bargain purchase (Note 6)	-	-	234,583	-

NET LOSS	$(1,360,085)	$(633,741)	$(7,234,074)	$(915,714)
Basic and diluted net loss per share	$ (0.03)	$ (0.02)	$ (0.17)	$ (0.03)
Weighted average number of shares outstanding	46,711,126	30,285,269	41,433,111	29,687,662

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
 FROM January 1, 2008 to September 30, 2008
(unaudited)

	No. of Shares	Capital Stock	Additional Paid In Capital	Accumulated Deficit	Total
Balance, December 31, 2007	36,185,083	$36,184	$4,427,377	$(3,335,258)	$1,128,303

Shares issued for cash	3,251,154	3,251	2,109,999	-	2,113,250
Shares issued for services	6,525,538	6,526	5,034,164	-	5,040,690
Conversion on debentures	662,068	662	231,062	-	231,724
Shares issued for patent	500,000	500	450,000	-	450,500
Stock Payable			1,250,000		1,250,000
Net loss				(7,234,074)	(7,234,074)
Balance, September 30, 2008	47,123,843	$47,123	$13,502,602	$(10,569,332)	$2,980,393

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine Months Ended September 30, 2008 and 2007
(unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,234,074)	$(1,344,406)
Adjustments to reconcile net loss to net cash used by operating activities:
Extraordinary Gain	(234,583)	-
Capital stock issued for services	5,040,690	275,800
Depreciation and amortization	156,058	129,422
Interest payable to related parties	927	20,854
Abandoned acquisition expense	19,999	-
Loans to acquisition targets write off	-	15,123
Deferred financing costs write off	-	15,000
Change in operating assets and liabilities:
--Investment	5,176	-
--Accounts receivable	(181,500)	-
--Inventory	(557,095)	-
---Prepaid expenses	(34,953)	(4,667)
---Unearned revenues	-	(4,093)
---Accounts payable and accrued liabilities	242,431	505,116
Net cash used by operating activities	(2,776,924)	(391,851)

CASH FLOWS FROM INVESTING ACTIVITIES
Net loans made to acquisition targets	-	(12,418)
Investment purchases	-	(200,000)
Net cash used for asset purchase	(164,592)	(7,977)
Net cash used in investing activities	(164,592)	(220,395)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of Insurance Payable	(92,896)	-
Payments of Note Payables- Related Parties	(86,681)	-
Common stock issued for cash	2,113,250	315,000
Proceeds from debt	30,000
Proceeds from debenture offering	-	60,000
Notes payable- business line of credit	-	200,000
Stock Payable	1,250,000
Net cash provided by financing activities	3,213,673	575,000
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	272,157	(37,246)
Cash and cash equivalents, beginning of period	267,212	41,535
Cash and cash equivalents, end of period	$ 539,369	$ 4,289

SUPPLEMENTAL NON-CASH INFORMATION

	Nine Months Ended September 30,
	2008	2007
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	-	125
Income taxes	-	-

Non-cash activities:
Common stock issued for:
--- purchase of patents	500,000	-
--- notes payable	231,062	-
--- conversion of note payable to equity	-	480,000
--- conversion of interest on note payable	-	6,160

Prepaid insurance- financed	177,831

CD used to pay off line of credit	201,549

Debt issued for:
---purchase of fixed assets	37,291

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and New Accounting Policies

Presentation of Interim Information

The accompanying consolidated financial statements of Exousia Advanced Materials, Inc. and Consolidated Subsidiaries (“Exousia” or the “Company”) have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations.  These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2007.  In management’s opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented.  The accompanying unaudited interim financial statements as of and for the nine months ended September 30, 2008 are not necessarily indicative of the results which can be expected for the entire year.

Principles of Consolidation

The accounts of our newly acquired (see Note 6) wholly-owned subsidiary, Aegeon, are included in the consolidation of these financial statements from the date of acquisition.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from the outstanding balances.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based upon its assessment of the current collection status of individual accounts.   Delinquent amounts that are outstanding after management has conducted reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  Management has determined no allowance was necessary as of September 30, 2008.

Inventories

Inventories consist of finished goods and raw materials and are stated at the lower of cost or market using an average cost based system.

Development Stage Entity

Prior to the quarter ended June 30, 2008, the Company has been classified as a development stage enterprise as defined by FAS 7. The Company exited the development stage in the previous quarter due to the fact that planned principal operations have commenced and significant revenues have been generated from those operations.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company’s working capital position improved from a deficit position as of December 31, 2007, to a positive position as of September 30, 2008. This is primarily due to the acquisition discussed in Note 6. We have only begun revenue-generating activities, and have incurred net losses of $10,569,332 from our inception on May 2, 2005 through September 30, 2008.  Although the Company has engaged in fund raising efforts, there is no guarantee that either the fund raising efforts or cash flows from operations, if any, will generate sufficient working capital for the Company to remain as a going concern.

Note 3 - Common Stock Transactions

As of September 30, 2008, the Company had 47,123,843 common shares issued and outstanding of which 26,441,062 or 56% are owned directly or indirectly by officers and directors of the Company.

The following common stock transaction occurred during the nine month period ended September 30, 2008:

•	2,251,154 shares issued for cash totaling $1,463,250 to accredited investors as part of a private placement with warrants of 2,251,154 at an exercise price of $1.00 and a term of 30 months.
•	10,000 shares issued for services valued at $6,400 based upon the closing price of the Company’s common stock on the date of issue.
•	662,068 shares issued for conversion of debentures valued at $231,724 based on the contracted conversion price of $0.35 per share.
•	3,832,000 shares issued for services valued at $3,428,168 based upon the closing price of the Company’s common stock on the date of issue.
•	500,000 shares issued for patent valued at $450,500 based upon the closing price of the Company’s common stock on the date of issue.
•	200,000 shares issued for cash totaling $130,000 to accredited investors as a part of a private placement with warrants of 200,000 at an exercise price of $1.00 and a term of 30 months.
•	2,033,538 shares issued for services valued at $1,220,122 based upon the closing price of the Company’s common stock on the date of issue.
•	650,000 shares issued for services valued at $386,000 based upon the closing price of the Company’s common stock on the date of issue.
•	800,000 shares issued for cash totaling $520,000 to accredited investors as a part of a private placement with warrants of 800,000 at an exercise price of $1.00 and a term 30 months.
•	As of September 30, 2008, cash totaling $1,250,000 was received to purchase 1,692,308 shares. As of September 30, 2008, no shares were issued. See Note 9- Subsequent Events for issuance of shares.

Note 4 - Note Payable – Line of Credit and Investments – CD - Restricted

The Company entered into a line of credit agreement for $200,000 with a local bank secured by a CD in the same amount. The note bears interest at 8.25% and is due on demand. The note was paid off by the mature CD and interest was deposited in the bank.

On December 5, 2007, the Company agreed to acquire intellectual property from Amitkumar N. Dharia.  In consideration for the assignment to the Company, the Company has agreed to pay Mr. Dharia $100,000 in cash in four quarterly installments of $25,000. During the nine months ending September 30, 2008, the Company paid $50,000 resulting in an outstanding balance of $25,000 included in notes payable of $138,254.

On December 28, 2007, the Company agreed to acquire intellectual property from Composite Materials, Inc. (“CPI”).  In consideration for the transfer of certain patents, the Company will pay CPI $50,000 in cash with $15,000 paid initially and the balance payable in six monthly installments beginning January 31, 2008. During the nine months ended September 30, 2008, the Company paid off the balance of $35,000, resulting in a $0 balance at period end.

On March 30, 2008, debentures in the amount of $231,724 were converted into 662,068 shares of common stock based on the contracted conversion price of $0.35 per share.

On June 2, 2008, the Company acquired a note payable of $177,831 related to a financed insurance policy.  During the nine months ended September 30, 2008, the Company paid $92,896 resulting in an ending balance of $84,935 included in notes payable of 138,254.

In July 2008, the Company acquired a vehicle and an auto loan in the amount of $30,000.  During the nine months ended September 30, 2008, the Company paid $1,681 toward the loan resulting in an ending balance of $28,319 included in notes payable of $138,254.

Note 5 – Prepaid Expenses, Patents and Intangible Assets

In 2006, the Company paid 100,000 shares of our restricted common stock to obtain the rights to a patent relating to certain photoluminescent signage technologies.  The carrying amount of this patent is $50,000 of which, as of September 30, 2008, the Company has amortized $5,702 which is included in “depreciation and amortization expense.”

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

In consideration for the transfer of the above patents, the Company will pay CPI $50,000 in cash with $15,000 paid initially and the balance payable in six monthly installments beginning January 31, 2008, and issue 1,000,000 shares of the Company’s restricted Common Stock valued at $750,000 based on the closing price of the Company’s common stock on the date of acquisition.  Additionally, the Company contemplates that Dr. Bernie Bauman of CPI will join the Company’s Executive Advisory Board.  The Company intends to retain Dr. Baumann in a technical advisory role pursuant to a technical services agreement to be entered into after the acquisition of the Patents.  The terms of this services agreement are still being negotiated.  During the nine months ended September 30, 2008, the Company paid off the balance of $35,000, resulting in a $0 balance at period end.

Note 6 – Business Combination

On March 5, 2008 the Company acquired the assets of Aegeon, LLC (“Aegeon”) for a purchase price of $193,000 which was paid in cash at the close of this transaction. Aegeon primarily has focused on the manufacturing and distribution of industrial grade coatings. Certain notes and other liabilities due from Aegeon were not part of this transaction. This purchase has been accounted for as a business purchase pursuant to an evaluation by management of EITF 98-3. The transaction was evaluated and the Company believes that the historical cost of the assets acquired approximated fair market value given the current nature of the assets acquired. The fair value of the net assets acquired was $427,583 resulting in a bargain purchase of $234,583.   Pursuant to business combination accounting and specifically FASB statement 141 in a bargain purchase any shortfall of consideration is first netted against the long term assets acquired. Given that the fair value of any long term assets acquired was zero the in accordance with purchase accounting the next step would be to consider any contingent consideration. Since there was no contingent consideration in this transaction pursuant to purchase accounting the excess purchase price of $234,583 is treated as an extraordinary gain.

A preliminary breakdown of the purchase price is as follows:

Cash	$ 37,787
Accounts Receivable	140,066
Inventory	435,651
Prepaid Expenses	18,220
LESS: Liabilities assumed	(204,141)

Net Assets Acquired	427,583

Less: Excess purchase price	(234,583)
Total Consideration	$ 193,000

The following unaudited pro-forma assumes the transaction occurred as of the beginning of the periods presented as if it would have been reported during the nine month periods below.

	Unaudited Pro Forma nine month period ended September 30,
	2008	2007
Sales	$ 1,407,374	$ 1,505,010
Cost of Sales	1,139,534	1,133,740
Gross Margin	267,840	371,270

Operating Expenses	7,710,608	1,219,470
Other Expenses	32,789	10,694

Net Loss	$ (7,475,557)	$ (858,894)

Note 7 – Contingencies

On or about December 10, 2007 a lawsuit was filed by CorrBan Technologies, Inc and Thin Film Technology, Inc. against Exousia Advanced Materials, Inc, Shield Industries, Inc, Global Development Enterprise, Inc, Vickers Industrial Coatings, Inc and other individuals. In the Lawsuit Plaintiffs allege misappropriation of proprietary information, breach of fiduciary duty an fraud. The allegations stem from the certain individuals previous association with CorrBan Technologies and CorrBan’s belief that these individuals used technology obtained from CorrBan. The defendants have agreed to a temporary restriction regarding the use of the disputed technology. Exousia does not believe this temporary agreement will affect their day to day business operations. A settlement was reached during the nine month period ending September 30, 2008 and the Company paid $25,000 on July 28, 2008 to CorrBan Technologies.

The Company has received notice from The Little Trailer Company, Inc. (“Little Trailer”), an Indiana corporation, claiming to be owed a ‘break up fee’ in connection with the alleged failure of Exousia to acquire certain assets of Little Trailer in early 2007.  The amount of the claimed ‘break up fee’, and the maximum exposure to the Company, appears to be $100,000.00.  The Company is in the initial stages of assessing the claim of Little Trailer, but Exousia believes that the claim of Little Trailer is without merit and the likelihood of recovery, should litigation be initiated, is not probable.  Exousia will vigorously defend the claim and any lawsuit that may be initiated with respect thereto.

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

Note 9 – Subsequent Events
As of September 30, 2008, cash totaling $1,250,000 was received to purchase 1,692,308 shares.  As of September 30, 2008, no shares were issued.  On November 3,2008 these shares were issued.

On October 15, 2008, the Company issued 300,000 shares of common stock for cash received in the amount of $195,000.

On October 15, 2008, the Company issued 487,000 shares of common stock for services valued at $258,110.

The Company has received notice from The Little Trailer Company, Inc. (“Little Trailer”), an Indiana corporation, claiming to be owed a ‘break up fee’ in connection with the alleged failure of Exousia to acquire certain assets of Little Trailer in early 2007.  The amount of the claimed ‘break up fee’, and the maximum exposure to the Company, appears to be $100,000.  The Company is in the initial stages of assessing the claim of Little Trailer, but Exousia believes that the claim of Little Trailer is without merit and the likelihood of recovery, should litigation be initiated, is not probable.  Exousia will vigorously defend the claim and any lawsuit that may be initiated with respect thereto.

Item 2 – Management’s Discussion and Analysis or Plan of Operation

Management Discussion and Analysis

Nine Months Ended September 30, 2008 versus Nine Months Ended September 30, 2007

Exousia is a company built upon two bits of core science. The first is Vistamer which is used as an additive to many products to improve performance of those products. Vistamer is patented and its primary application by Exousia is as an additive to Industrial Coatings. The second bit of core science is “RPA”, Rubber Plastic Alloy which can be sold in pellet form or as a composite material in applications such as truck Cargo Boxes and shipping containers. With these these two bits of core science as a foundation, Exousia is organized into two distinct business segments, Industrial Coatings and Advanced Materials,  operating in the United States and China.

On March 5, 2008 the Company acquired Aegeon, LLC which is an industrial coatings manufacturer with over 30 years if continuous operations in the Houston, Texas area. Prior to this acquisition the company had no revenues so a comparison versus the same time period last year is not meaningful. For the nine months ended September 30, 2008, Paints and Coatings revenues were $1,081,998. The sales were primarily from the customer base acquired from Aegeon. Gross Margins were 19.87%. Due to competitive markets the market price has held firm while raw material costs have increased slightly.

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

In the third quarter, the company has begun to implement its reorganization plan. Two new sales people were hired and trained to sell industrial coatings. Their efforts are expected to begin resulting in direct sales in the fourth quarter. The company has not been successful yet in signing distributors but expects to do so in the fourth quarter. As a result of these efforts sales are expected to be significantly higher in the fourth quarter as compared to the third quarter.

In the third quarter, the production facilities in Tianjin China were completed and all equipment installed. The first batch of coatings was made to supply samples to a potential customer in September. The first training session was hosted by the Company in October in the plant facilities in Tianjin. It was aimed primarily at the Company’s #1 distributor in China, the Northern Industrial Group. The Company has also placed a full time sales person working on developing direct sales in China and is also continuing to add distributors in the Southern and Western regions of China.

The combination of the training efforts for the existing customer base, the direct sales efforts, and the additions to the distributor network is expected to result in the first sales in China in the fourth quarter.

The Company views the development of RPA as a significant growth opportunity. The markets are wide but the company is focusing primarily on the transportation industry. Applications include container moving boxes and truck cargo boxes. Using RPA as the core Raw material, the company has produced a product called “Trusscore” which is manufactured into panels that form the side walls of the containers and cargo boxes. These panels are significantly lighter yet stronger and more durable than the traditional steel walls and can result in 15-40% greater fuel economy.

This technological advantage of lighter weight and greater durability has been demonstrated by the company. In 2006 the company built a 24 foot cargo box to serve as a demonstration of the features and durability. After two years and 40,000 + miles in service the results that are discussed above and now demonstrable. The Company plans to hire a Product Champion and build an operating division around these products in 2009. There has been a great deal of interest in RPA in both pellet form and in Trusscore from companies in China. The Company plans to market these products initially in China through exporting and depending upon demand may build a plant in China in late 2009 or early 2010.

Liquidity and Capital Resources

As of September 30, 2008, current assets were $1,583,830 and current liabilities were $501,449.  As of December 31, 2007, current assets were $522,104 and current liabilities were $776,988. Revenues for the nine months ended September 30, 2008 and 2007 were $1,081,998 and $62,424, respectively, resulting in losses of $7,234,074 and $915,714 for the nine months ended September 30, 2008 and 2007, respectively. The largest expense item in 2008 has been stock based compensation for services. This is a non-cash expense. Cash used in operating activities was $2,776,924 and $391,851 for the nine months ended September 30, 2008 and 2007, respectively. The next changes are primarily a result of increased activity in 2008. The company has maintained inventory levels relatively constant. The changes in resources are increased Accounts Receivable and Accounts Payable.

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

Item 4 – Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934. The Company is implementing corrective action.

As of September 30, 2008, effective controls over financial statement disclosure were not maintained.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control over Financial Reporting.

No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has received notice from The Little Trailer Company, Inc. (“Little Trailer”), an Indiana corporation, claiming to be owed a ‘break up fee’ in connection with the alleged failure of Exousia to acquire certain assets of Little Trailer in early 2007.  The amount of the claimed ‘break up fee’, and the maximum exposure to the Company, appears to be $100,000.00.  The Company is in the initial stages of assessing the claim of Little Trailer, but Exousia believes that the claim of Little Trailer is without merit and the likelihood of recovery, should litigation be initiated, is not probable.  Exousia will vigorously defend the claim and any lawsuit that may be initiated with respect thereto.

Item 2 - Changes in Securities

Recent Sales of Unregistered Securities

•	650,000 shares issued for services valued at $386,000 based upon the closing price of the Company’s common stock on the date of issue.
•	800,000 shares issued for cash totaling $520,000 to accredited investors as a part of a private placement with warrants of 800,000 at an exercise price of $1.00 and a term 30 months.

 Item 3 – Defaults Upon Senior Securities
None.

Item 4 – Submission of Matters to a Vote of Security Holders
None.

Item 5 – Other Information
None.

Item 6 – Exhibits

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

EXOUSIA ADVANCED MATERIALS, INC.

Dated:November 14, 2008	By: //s// J.WAYNE RODRIGUE, JR.
J. Wayne Rodrigue, Jr., Chief Executive Officer

    In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 14, 2008	By: /s/ J.WAYNE RODRIGUE, JR.
J. Wayne Rodrigue, Jr., Chief Executive Officer, Chairman

Dated: November 14, 2008	By: //s// ROBERT RODDIE
Robert Roddie, Chief Financial Officer