Form 10-K
period 2008-12-31
Exousia Advanced Materials, Inc.
filed 2009-04-15
CIK 1136868

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2008 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	CHECK WHETHER THE ISSUER IS NOT REQUIRED TO FILE REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT.

Commission File Number 333-87696

EXOUSIA ADVANCED MATERIALS, INC.

Texas 90-0347581
(State or other jurisdiction of (IRS Employer
incorporation or organization) identification No.)

1200 Soldiers Field Drive, Suite 200, Sugar Land, Texas 77479
(Address of Principal Executive Offices, including zip code)

Voice: (281) 313-2333 Fax (281) 605-1777
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b)of the Exchange Act
Title of Each Class: N/A Name of Each Exchange on which Registered: N/A

Securities registered pursuant to 12(g) of the Exchange Act:
Title of Each Class: Common Stock, $.001 par value

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (Sec.229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The Issuer's revenues for the year ended December 31, 2008 were $1,297,934.  The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.   As of March 30 2009, the common equity closed at $0.27 per share.  On that date 32,113,140 shares with a market capitalization of $8,670,548 were held by non-affiliates.

The registrant’s common stock outstanding as of March 30, 2009 was 55,147,699 shares.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” relating to Exousia Advanced Materials, Inc. (“Exousia” or the “Company”) which represent Exousia’s current expectations or beliefs including, but not limited to, statements concerning Exousia’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipate”, “intend”, “could”, “believe”, “if”, “future”, “ plans”, “propose”, “expect”, “hope”, “ endeavor”, “seek”,   “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of Exousia to implement its growth strategy and competition, certain of which are beyond Exousia’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

Item 10.	Directors, Executive Officers, Promoters and Control Persons	47

Item 11.	Executive Compensation	47

Item 12.	Security Ownership of Certain Beneficial Owners and Management	48

Item 13.	Certain Relationships and Transactions	48

Item 14.	Principal Accountant Fees and Services	49

Item 15.	Exhibits and Reports on Form 8K	49

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Company Overview

•
Exousia Advanced Materials, Inc. is a compliant public company (EXOU) that develops, manufactures and markets advanced industrial materials for worldwide markets and applications. Exousia headquarters are in Sugar Land, TX - about 30 minutes from the center of Houston.

•
Exousia products include proprietary resins, additives, industrial coatings and structural materials. The Company’s products are sold under the trade names RPA Resin, VISTAMER Rubber Engineered Particles, AEGEON (U.S.) and Power Shield (China) Industrial Coatings, TrussCore Structural Components and ECORE Structural Foam.

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

•
The Company’s strategy is to develop advanced, differentiated and high-value industrial materials that enable its potential customers to manufacture superior products, deliver enhanced services and become more competitive. Exousia is commercializing its products in both North America and China.

•
In the U.S., Exousia is commercializing initial RPA applications in the manufacture of Recreational Vehicles and Truck Bodies. Exousia has acquired a coating manufacturer firm in March 2008 and sales began in 2008. The Company is extending its commercialization of RPA through its TRUSSCORE product. TRUSSCORE is an RPA Resin-based composite material that can be used as a structural component that replaces fiberglass reinforced plywood or similar natural materials in various applications. A proprietary resin that bonds rubber and plastic, RPA overcomes problems of poor strength and performance, provides a reusable and recyclable packaging and shipping solution, and results in highly improved tensile strength and elongation capability. The application of this product in cargo trailers and shipping containers provides a stronger and lighter material that among other qualities means greater fuel economy to users.

•
In China Exousia has developed distributors and alliances with leading Chinese companies and marketing representatives to distribute our Shield family of industrial coatings. Exousia opened its first Chinese production facilities in September 2008.

•	Exousia has assembled a strong management team with extensive experience in our products and markets.

Principal Products

o	RPA™ Resin
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

Leading applications for RPA include the construction, transportation and marine industries. One large application for RPA is in the manufacture of recreational vehicles (RV). The benefit of RPA to the transportation industry is that it substantially reduces vehicle weight. This is because RPA-based solutions weigh roughly one-quarter less than a typical fiberglass-Luan build-up. RPA also increases strength and durability leading to higher quality and more cost-effective production.

RPA is manufactured in pellets and shipped in truckload or boxcar quantities to end users or distributors. RPA can also be formed, or extruded, to accommodate customer applications. Exousia also produces extruded components and composite products that integrate RPA, such as TrussCore.  Exousia will market RPA direct and through distributors, manufacturer’s representatives and resellers.

o	VISTAMER® RUBBER
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

o	INDUSTRIAL COATINGS WITH VISTAMER® RUBBER
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

o	TrussCore™ STRUCTURAL COMPONENTS
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

o	ECORE™ STRUCTURAL FOAM
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

 Market Analysis and Analysis of Competition

The plastics industry is large and diverse.  Exousia is a small, but growing company seeking to establish the viability and applications for new engineered materials using cross-linked plastic and rubber molecules.  Its competitors are generally divisions of large chemical companies with far more financing, staff and history than we have.

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

Exousia hopes to win supplier contracts by working with customers to engineer and deliver solutions for specific applications that deliver high performance and reduced cost.  Management believes the key to gaining market share for these materials will be getting customers to replace the materials they are using now with superior materials we have designed for their applications.

Exousia believes that VISTAMER® is unique in the industry and offers a level of performance enhancement that will allow it to compete successfully against larger suppliers.   Suppliers of substitute additive products that enhance the performance of polymer materials may compete with VISTAMER® but such competition will be product specific.  In these cases Exousia believes that VISTAMER® will offer concrete benefits in performance and cost-effectiveness over our competition.

The E CORE product is a unique building material that will compete primarily with plywood, or other products used in the same applications. E CORE avoids the wood preservatives of marine plywood, such as MDA, which are toxic to the environment and occasionally poisonous. Another structural material E CORE will compete directly against is Fiberglass Reinforced Plywood, or FRP.  FRP panels are used in a wide range of automotive and marine applications in which E CORE may provide significant competitive advantages.  Exousia acquired the underlying intellectual property of E CORE in early 2006.

Marketing Plan

Exousia products provide high-value, high-performance solutions for very large worldwide markets in the manufacturing, industrial and construction sectors spanning the plastics, coatings, and structural materials industries.

Primary Market: Plastics Industry
In 2008 the US plastics industry generated approximately $380 billion of sales. Exousia products compete in a number of high value segments for engineered resins and other specialty plastics. Key markets for Exousia products are transportation, appliance, marine, and construction.  Applications include cargo containers, golf cart, ATV, and snowmobile panels, vacuum cleaner housings, boat decks, and architectural frames and panels.

Growth rates in these markets vary significantly by region, from around 3% in the U.S. to double-digit growth in parts of Asia and Eastern Europe. The target plastic/polymer market sectors that our products address are estimated at $4-$5 billion in North America, and upwards of $7-$8 billion worldwide.

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

Exousia sells high-performance specialty coatings for industrial applications, such as corrosion control and marine environments. Heavy users of industrial coatings include oil and gas drilling (esp. offshore drilling), petrochemical refining and production, petrochemical storage and transmission/pipelines, marine shipping and ports, electric generation and utility infrastructure, and public infrastructure (bridges, waterworks, etc). Most of our products will price in the range of $30-$90 wholesale. The Company currently market into two regions: China and the US. The US market for specialty industrial coatings is estimated at $4 billion/annually. The China market for specialty industrial coatings is estimated at $2 billion with potentially another $2 billion in the greater Asian region. Currently our revenue is from the United States market only.  If and when we are able to generate revenue in China, we will report the two regions are segments.

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

Competitive Strategy (Positioning)
The Company markets high quality, value-priced and performance-differentiated products into specialized, high-value segments of multi-billion dollar, global industrial markets.

Revenue Strategy
Drive rapid sales growth through intense direct selling and relationship development, followed by focused, high-impact sales-development campaigns. The Company will continue to focus product sales into industrial coatings markets in North American and the rapidly developing markets in China.  The Company will review opportunities around the world, but in 2009 will primarily focus on developing its investments in these two markets. Sales growth will be driven by specifications for Exousia products through OEMs coupled with a global distribution strategy to accelerate growth within Exousia’s served industry markets. In addition, Exousia has implemented a robust marketing communications plan emphasizing the company’s cost/performance products in the plastics and coatings industries.

Distribution Strategy
US:	Sell through regional, independent representatives & distributors.
China:	Sell through regional distributors and national marketing representatives, as well as directly to end users.

Promotion Strategy
US:	Selective, High-Impact Marketing (direct, trade journals, industry involvement, etc.)
China:	Implement co-op Marketing Programs with Distributors and direct sales efforts to certain high impact end users.

Production Strategy
Develop captive manufacturing as quickly as possible to optimize margins and price competiveness.  The Company has manufacturing facilities in Channelview, Texas and Tianjin, China.  The plant in Texas has a monthly capacity of 80,000 gallons while the China plant’s monthly capacity is 120,000 gallons.

US Strategy:	1. Maximize the production capacity in the Channelview facility.
2. Use contract manufacturing (tolling) plastics production until demand and funding justifies developing internal capacity.
3. VISTAMER production facilitated by existing and expandable facilities.

China Strategy:	1. Maximize the production capacity in the Tianjin facility.
2. Build RPA and VISTAMER Plants when justified by demand and funding.

Business Group Strategies

Advanced Materials
The commercialization strategy of the Advanced Materials Group is to spearhead application “beachheads” within key target markets, develop and validate the applications, and then penetrate the relevant markets. As early customers integrate our advanced materials into their products, their competitors will be pressured to do likewise in order to neutralize competitive differentiation. Exousia believes this will allow it to capture meaningful market share as it commercializes application-markets.

The long-term production strategy is to achieve economies of scale that will allow Exousia to minimize its product costs in order to expand margins and/or access new markets.

Industrial Coatings
The commercialization strategy of the Industrial Coatings Group is to 1) focus on mid-range and high-end industrial coatings applications, 2) leverage Exousia’s patented VISTAMER Rubber and world-class technical & engineering support to differentiate its coatings, 3) utilize its production flexibility and broad product line to more effectively capture quick-turnaround and specialty business that generates high margins but is too small for the major coating suppliers, and 4) implement a nimble procurement system and extensive supplier network to effectively control costs. This strategy will position the Company’s products at the high-end/high-margin part of the market, while containing production costs.

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

STRUCTURE
Exousia is structured into two business groups: 1) Advanced Materials, and 2) Industrial Coatings. The Advanced Materials Group encompasses our line of advanced materials and composite products that are either sold independently to high volume customers or integrated into other Exousia products. The Industrial Coatings group exclusively focuses on products and markets for high-value coatings and related products used by industrial customers. These business groups are individual profit-centers responsible for their own production, R & D, product marketing and support resources, although certain corporate marketing and administrative resources are shared between business groups.

Patents, Licenses and Royalty Agreements

Thermoplastic Elastomers

On December 5, 2007, the Company agreed to acquire intellectual property from Amitkumar N. Dharia.  Mr. Dharia is a named inventor on Patent No. 7,235,609 entitled Thermoplastic Olefin Compositions and Articles along with Donald T. Robertson and J. Wayne Rodrigue, founder of the Company.  The Company has acquired an assignment of Mr. Dharia’s rights with respect to such patent.  In consideration for the assignment to the Company, the Company has agreed to pay Mr. Dharia $100,000 in cash in four quarterly installments of $25,000 and issue to him 400,000 shares of the Company’s restricted Common Stock.  Additionally, Mr. Dharia’s company, Transmit Technology Group, LLC (“TTG”) will be retained in a technical advisory role pursuant to a technical services agreement to be entered into that pays TTG an amount equal to $4,000 per month for a period of twelve (12) months.  The payment of cash and issuance of the Shares described in this Section to Mr. Dharia will likely be a taxable event to him, and he will bear all personal tax consequences relating thereto.  Mr. Dharia and the Company have been in discussions for some time regarding the Company’s acquisition of Mr. Dharia’s patent rights, and the acquisition of his patent rights culminates a lengthy discussion regarding such acquisition. During 2008, the Company paid $50,000 in cash.  The remaining $25,000 is accrued as of December 31, 2008.

VISTAMER® RW Rubber

On December 28, 2007, the Company agreed to acquire the following Patents from Composite Materials, Inc. (“CPI”):

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

In consideration for the transfer of the above patents, the Company paid CPI $50,000 in cash and issued 1,000,000 shares of the Company’s restricted Common Stock.  Additionally,   Dr. Bernie Bauman of CPI joined the Company’s Executive Advisory Board. Additionally, the Company contemplates that Dr. Bernie Bauman will join the Company’s Executive Advisory Board. The Company intends to retain Dr. Bauman in a technical advisory role pursuant to a technical services agreement to be entered into after the acquisition of the Patents. The terms of this service agreement are still being negotiated.

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

Environmental Issues

During 2008, the Company entered into its manufacturing or distribution phase. As of December 31, 2008, management estimated the potential cost of waste disposal and recorded a liability. The Company will continue to monitor and evaluate the need for of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities will be adjusted periodically as remediation efforts progress, or as additional technical or legal information becomes available.

Employees

The Company currently has written employment agreements with its three Senior Executives.  We currently employ twenty seven people.

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

VP Corporate Development
Elorian Landers
Mr. Landers has over thirty years experience in public company management, investor relations and business development. He has in-depth knowledge of public company formation, management and corporate development. During his career, Mr. Landers has formed a number of companies and entities, and has interacted extensively with the SEC and public markets. He has also raised numerous rounds of funding for his own and client companies. Mr. Landers began his career in the advertising industry, of which he has received many awards for his work and delivered projects on behalf of leading advertising agencies. During his career he has held various executive management, business development, and marketing and advertising positions. Mr. Landers will drive corporate development, capital investment and public company management functions. Mr. Landers holds a degree in advertising. Subsequent to December 31, 2008, Mr. Landers resigned from his position as VP Corporate Development.

Chief Financial Officer
Robert Roddie
Mr. Roddie brings over 25 years of Senior Financial and Operational experience to the company having served as the Controller/Chief Financial Officer of three subsidiaries of Public Companies during his career. He brings critical expertise in the International Financial and Operational management having managed the financial and operation affairs of companies in the U.K., Norway, Italy, Venezuela and Mexico. In addition, Mr. Roddie has vast experience in implementing Sarbanes-Oxley compliant systems and has helped to negotiate numerous acquisitions and combine the operations of the companies acquired.

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

ITEM 1A – RISK FACTORS

In addition to the other information in this Report on Form 10-K the following risk factors should be considered carefully in evaluating our Company and its business.

1. Limited Capital

The Company has limited capital and there can be no assurance that it will be able to raise the capital needed to carry on its business. The Company has incurred, and will continue to incur, operating losses for the foreseeable future.  Even if profitability is achieved, there can be no assurance that it can be sustained or increased on a quarterly or annual basis. The failure to meet and realize objectives may have a material adverse effect on business, financial condition and results of operations, including failure as a business.

2. Our auditors have expressed substantial doubt regarding our ability to continue as a going concern.

Our independent certified public accountant has added an emphasis paragraph to its report on our financial statements for the year ended December 31, 2008 regarding our ability to continue as a going concern. Key to this determination is our recurring net losses, an accumulated deficit, and a working capital deficiency. The Company’s financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other material liquid assets, nor does it have an established source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company may, in the future, experience significant fluctuations in its results of operations.

If it is required to obtain additional debt and equity financing, illiquidity could suppress the value and price of its shares if and when trading in those shares develops.  However, future offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficient to fund operations and meet the needs of its business plan.  The Company’s current working capital is not sufficient to cover expected cash requirements for 2009 or to bring it to a positive cash flow position.  It is possible that it will never become profitable and will not be able to continue as a going concern.

3. The Company Will Require Additional Capital to Develop and Market Our Products

The development and marketing of the Company’s products will require the expenditures of significant capital. Additional capital will be required to acquire existing business centers in accordance with its expansion plans described herein. The Company expects to incur operating losses for the foreseeable future. Its actual working capital needs will depend upon many factors including, but not limited to, its progress and the success of its marketing and sales efforts and commercial acceptance of our products. The Company may seek to obtain additional capital through private or public debt or equity from the financings. If it raises additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of the common stock. The sale of additional equity or convertible debt securities will result in additional dilution to existing shareholders. In addition, the issuance of debt securities will increase its cost to do business and will increase the risk or perceived risk to the Company. There can be no assurance that any additional financing will be available to the Company on acceptable terms if at all.

4. Competition

The Company faces competition from other companies which are larger, better known and which have greater financial assets and resources than the Company has.

5. The Common Stock Has Experienced Limited Trading

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

6. Potential Future Sales of Restricted Shares Could Depress the Market Price for our Common Stock.

50,917,866 shares of common stock were issued and outstanding as of December 31, 2008. The Company believes that approximately 41,667,897 of these shares are "restricted securities" as that term is defined in Rule 144 of the Securities Act of 1933, as amended.  The possible sale of these restricted shares may in the future dilute an investor's percentage of freely tradable shares and may depress the price of the Company's common stock.

7. The Trading Price of The Company’s Common Stock Entails Additional Regulatory Requirements, Which May Negatively Affect Such Trading Price

Because the Company’s stock trades at under $5.00 per share, the trading in its common stock will be subject to the requirements of the ‘penny stock’ rules promulgated under the Securities Exchange Act of 1934. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share ("penny stock"), subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the common stock affected. As a consequence, the market liquidity of its common stock will be severely limited by these regulatory requirements.

8. The Company Does Not Expect to Pay Cash Dividends

The Company has never declared or paid any cash dividends on its capital stock. It currently intends to retain any future earnings, if any, for use in the operation and expansion of its business. Therefore, it does not expect to pay any cash dividends in the foreseeable future.  It currently does not have any dividend paying capacity.

ITEM 2 - DESCRIPTION OF PROPERTY

Exousia did not acquire any property in 2007 or 2008.

On May 2, 2007, Exousia leased office space from Third Cross Copperstone, Inc., at 1200 Soldiers Field Drive, Suite 200, Sugar Land, TX 77479.  The cost of lease is $4,666.67 per month.  The Company signed a 40 month lease effective June 1, 2007 for the office space.   On March 25, it leased an additional space from Third Cross Copperstone, Inc. at 1200 Soldiers Field Drive, Suite 201, Sugar Land, Texas 77479. The cost for both will be $10,313 per month, starting April 1, 2008. This lease will be for 30 months.

On January 9, 2008, Exousia leased space from Madden 2004 Children’s Trust, at 905 Frank Stubbs Road, El Campo, Texas 77437. The cost of lease is $3,500 per month for the first year, $4,000 for the second and third year, and $4,500 for the fourth and fifth year. The Company signed a sixty month lease effective February 1, 2008.

On March 5, 2008, Exousia leased space from Jacque Vickers, at 16537 Shady Lane, Channelview, Texas 77530, and from Don Vickers at 16531 Shady Lane, Channelview, Texas 77530. The cost of lease is $1,739 per month for Jacque Vickers and $1,512.50 per month for Don Vickers. The Company signed a sixty month lease effective March 5, 2008.

On July 15, 2008, Exousia leased a 30,000 square foot space from Wuquig Industrial Park, at East Quanfa Road, Wuqing Development Zone, and Tianjin, China 301726. The Company signed a sixty month lease effective July 15, 2008. The cost of the lease is approximately $15,000 USD per year.

ITEM 3 - LEGAL PROCEEDINGS

On or about July 21, 2008, a suit was filed by Baker & Daniels, LLP against the Company in St. Joseph circuit Court, in the State of Indiana, bearing Cause No. 71C01-0807-CC-01617, for unpaid legal fees in the amount of $7,051, with late fees accruing at $63 monthly. The Company disputes the claim, and intends to vigorously defend the claim. As of December 31, 2008, the Company has accrued a total of $7,051.

On or about November 6, 2008, a Judgment was entered in Cause No. 20D02-0709-PL-79 in the Elkhart Superior Court No. 2, Elkhart, Indiana, in favor of Group Impact, LLC, Tektrellis, Inc., Marc Lacounte and Mary Wetzel, Plaintiffs, against J. Wayne Rodrigue, Exousia Advanced Materials, Inc., Re-Engineered Composite Systems, LLC and Engineered Particle Systems, LLC, Defendants, jointly and severally, in the amount of One Hundred Thousand Dollars ($100,000), plus prejudgment interest at the rate of 12% A.P.R. from May 1, 2007 through April 1, 2008 totaling Eleven Thousand Dollars ($11,000), plus post judgment interest accruing on the outstanding judgment amount at the statutory rate of Eight Percent (8%) from the date of summary judgment of April 1, 2008.  In addition, Judgment was entered against the Defendants, jointly and severally, in the amount of Seven Thousand Three Hundred Thirty-Eight Dollars ($7,338) in attorney’s fees and costs, plus post judgment interest accruing on the outstanding judgment amount at the statutory rate of Eight Percent (8%) from the date of award of attorneys fees and costs of May 21, 2008. On or about November 12, 2008, Plaintiffs filed a Notice of Filing Foreign Judgment in the 240th Judicial District Court of Fort Bend County, Texas bearing Cause Number 08-DCV-167838. On or about February 6, 2009, Defendants J. Wayne Rodrigue and Exousia Advanced Materials, Inc. filed a Motion to Vacate Judgment alleging certain defects in the Judgment and the attempt to file the Judgment as a Foreign Judgment. The Company is continuing to investigate the matter, including investigating the possibility of an out-of-court settlement of the claim. As of December 31, 2008, the Company has accrued a total of $125,778.

In January, 2007, the Company entered into an Asset Purchase and Sale Agreement under which the Company would acquire certain assets of The Little Trailer company, Inc., and Indiana Corporation. The Company has received notice from The Little Trailer Company, Inc. that it claims to be owed a ‘break up fee’ of approximately One Hundred Thousand Dollars ($100,000) in connection with the alleged failure of Exousia to close the transaction. The Company disputes the claim of The Little Trailer Company, Inc., and intends to vigorously defend the claim and any lawsuit that may be initiated with respect thereto. As of December 31, 2008, the Company has accrued a total of $100,000.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of the shareholders of the corporation was held on March 6, 2009 at 9:00 A.M., at 1200 Soldiers Field, Suite 200, Sugar Land, Texas.

The following resolutions, discussions and actions were taken by the Board and voted on by the shareholders and passed unanimously:

George Stapleton was appointed to the Board of Directors.

Re-appointment of M&K CPAs, PLLC as the independent auditors for the fiscal year ending December 31, 2009

Reelection of J Wayne Rodrigue, Jr., Robert Lane Brindley, and Terry Stevens to serve as the Board of Directors for new term of one year

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
Our registration statement on Form SB-2 became effective on August 6, 2002.  On August 4, 2005 our stock became eligible for trading on the over-the-counter bulletin board under the symbol CYLW.  Since becoming eligible for trading, the closing bid price has ranged between $0.10 and $1.01 per share.  As of December 31, 2008 the closing price was $0.25 per share.

Approximate Number of Holders of Common Stock
At December 31, 2008 there were 50,917,866 shares of our common stock outstanding, which were held by 220 shareholders of record.

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

Reports to Shareholders
The Company will furnish to holders of our common stock annual reports containing audited financial statements examined and reported upon, and with an opinion expressed by, an independent registered public accounting firm. It may issue other unaudited interim reports to our shareholders as it deems appropriate.

Security Holders
At December 31, 2008 there were 50,917,866 shares of our common stock outstanding, which were held by 220 shareholders of record.  The registration of shares by selling shareholders is discussed in detail in our prospectus which you may view at www.sec.gov or which you may request from the Company.  The Company is authorized to issue up to 100 million shares of common stock with a par value of $0.001.  Its stock has the following characteristics:

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

The Penny Stock Rules
The Company’s securities are currently considered a penny stock. Penny stocks are securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ stock market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The Company’s securities are currently subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell penny stock securities to persons other than established customers and accredited investors.  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of penny stock securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules” require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell our securities and may have the effect of reducing the level of trading activity of our common stock in the secondary market. The foregoing required penny stock restrictions will not apply to our securities if our market price is $5.00 or greater. The price of its securities may not reach or maintain a $5.00 price level.

ITEM 6 – SELECTED FINANCIAL DATA

 Not Applicable

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OVERVIEW AND RESULTS OPERATIONS

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

Exousia is an Advanced Materials Company that is built on two principal core sciences that has been developed by its founders over a period of 14 years.

Overview
RPA is an olefin thermoplastic elastomer material that utilizes Exousia’s proprietary reactive blending technology. The key competitive advantage of RPA is that it successfully bonds plastic and rubber materials to form a new category of composites that delivers a wide range of enhanced performance characteristics.

Technology
RPA utilizes chemical functionalization agents to graft plastics onto the surface of rubber particles. This allows it to form resilient interfacial bridges between rubber and plastic resins, thereby enabling the development of new thermoplastic elastomer alloys that overcome earlier problems of poor strength and performance. By providing a degree of rubber-plastic compatibilization not previously achieved, the result is a thermoplastic blend with a highly improved tensile strength and elongation capability.

Formulation
The RPA family of polymers can be blended using our Reactive Blending Technology to create a wide range of custom formulations from high rigidity to high flexibility. The basic formulation of RPA can be formulated to become a thermo plastic elastomeric (TPE) material or thermo plastic olefin material. Exousia has twelve fully developed formulations that are ready for commercial applications. RPA is natural in color, and any color may be added using polypropylene colorant during the injection molding process.

Applications
The material is designed for use in a wide range of applications requiring high flexibility combined with exceptional ambient and low temperature impact strength, such as automotive and transportation applications. High-value uses for RPA-based solutions include RV, trailer, truck box and body construction; automobile bumpers; wide array auto body parts; watercraft; and as a very effective alternative to fiberglass reinforced plywood.

Delivery
RPA is sold in pellets and shipped in gaylord cartons, pneumatic truck or by rail car to end users and distributors.

TRUSSCORE
TRUSS CORE is a strong, low-weight structural composite that provides a high-value, high-performance substitute in applications that would normally utilize traditional, heavier plywood. TRUSS CORE is formed by vacuum forming sheets of Exousia RPA™ Resin into a honeycomb structure. TRUSS CORE is normally laminated with RPA sheets on both sides to produce structural panels with substantial strength relative to weight. This strength is derived from a design similar to I-beam construction. The resulting sandwich-configuration makes TRUSS CORE highly impact and deflection resistant, in addition to having superior compressive and shear strength, wear resistance, and durability.

TRUSS CORE is also UV and moisture resistant. Leading applications for TRUSS CORE panels include vehicle truck floors and sidewalls, ceilings, bulkhead walls, divider walls and numerous other applications where high strength and low relative weight are critical.

A key characteristic of TRUSS CORE is that it can be integrated into current manufacturing and application methods. As a result, TRUSS CORE can be directly substituted for plywood and other materials with no impact to existing production processes, equipment or specifications.

Overview:
VISTAMER® Rubber is cryogenically ground particulate rubber that has been surface activated. Surface activation makes the particles easy to disperse, and creates superior adhesion between the particles and the surrounding polymer. The process chemically alters rubber particles to create reactive functional groups on the surface of the material. These reactive functional groups react with a broad spectrum of rubber and plastic materials to form tenacious adhesion with the polymers with which they are combined. VISTAMER Rubber particles chemically bond to various materials to create strong compositions with desirable properties.

Physical Characteristics:
VISTAMER Rubber is a free flowing black powder. The rubber particulate is a high quality, closely controlled, post-consumer recycled material. It is processed to exacting specifications for fiber and metal removal, and particle size distribution to ensure a uniform and consistent particulate. This fine particle rubber is then surface treated by a unique reactive gas technology that prepares the surface for superior performance. The process also eliminates the normal rubber odor common to untreated ground rubber particles.

Reactive Gas Process:
VISTAMER Rubber is produced with a patented surface-activation process that uses controlled oxidation to create a reactive gas atmosphere. Only the outmost molecular layers of the particles are reacted. The treatment causes the molecular backbone to react, resulting in formation of polar functional groups on the surface.  These chemical functionalities impart a high surface energy. The particles are readily wetted and dispersed in polar polymers. When added to water, the activated particles readily wet and begin to sink.  When non-activated particles are added to water, even with shaking and stirring, they are not wetted and remain buoyed by air bubbles.

VISTAMER Rubber in Industrial Coatings and Sealants

VISTAMER Rubber is integrated into Exousia’s high-performance industrial coatings that are used to protect against corrosion, weathering, abrasion, impact and other damaging forces. Some of the key benefits from using coatings with VISTAMER Rubber include: stronger adhesion, improved impact resistance, enhanced flexibility and strength, better traction and increased corrosion resistance.

In 2008 the Company focused primarily on the development and commercialization of Vistamer. While the product has a multitude of applications, in 2008 the focus was on its use as an additive to strengthen and enhance the value of Industrial Coatings. On March 5, 2008 we acquired the assets of Aegeon, LLC (“Aegeon”) for a purchase price of $193,000. Aegeon, LLC acquired the stock of Vickers Industrial Coatings, Inc. and Vickers-Acro Distributing, Inc. on that same date. The acquisition resulted in a “Bargain Purchase” pursuant to business combination accounting and specifically FASB statement 141 and as a result the Fixed Assets were written down to -0- value. The transaction resulted in an extraordinary gain reported in 2008 of $234,583. Aegeon is located in Channelview, Texas and has a production capacity of 960,000 gallons of Industrial Coatings per year.

The Company’s strategy in this acquisition was to leverage on existing sales while transforming Aegeon from a company focused on tolling other’s sales to establishing nationwide brand recognition of Aegeon Coatings. Sales declined during the year from the predecessor’s run rate as a result of this transformation effort and the inability of the Company to raise sufficient capital to support increased sales. The Company believes however that the long term strategy will prove successful. To enhance that effort, the Company has engaged in building a sales team and a distribution network throughout the Gulf of Mexico region.

In addition to the Aegeon acquisition which was focused on the United States Industrial Coatings market, the Company invested in the Chinese Industrial Coatings market in 2008. Trading under the Power Shield brand, Tianjin Exousia Advanced Materials (TEAM) opened in the Wu Qing Industrial Park south of Beijing in September 2008. To date the efforts of TEAM have been aimed at meeting the Chinese legal requirements for forming a Wholly Owned Foreign Enterprise (WOFE) in China, and establishing an infrastructure to enter the Industrial Coatings market in that country. The WOFE has been established with a $4.0 million registered capital. The Cash investment to date has been $150,000 while over $268,973 has been invested in the form of equipment and inventory. A 30,000 square foot manufacturing facility and administrative offices have been leased. The Company hired 5 Chinese national employees to staff the facility and is currently capable of manufacturing Industrial Coatings.

RPA was not a focus of commercialization in 2008 as the Company focused its capital resources and efforts on establishing its Industrial Coatings identity. It plans on a concerted effort on RPA in 2009. RPA has multiple applications in a variety of industries. The Company will focus on the transportation and medical facility markets in 2009.
The Company has brought on Tom Moccia who has over 25 years in the plastics industry and particularly TPOs. Tom will implement our expanded 2009 sales and marketing strategy which will include distribution of our pallets through global distributors; who then well to injection molders, sheet extruders, etc.

During 2008, owing to the Aegeon acquisition and other growth initiatives, the Company moved from a Development Stage Company designation to a Commercial Company designation. In doing so the Company began to add to its Corporate Staff key positions that are critical to its growth. Included in these additions are:

•	Senior Vice President, Chief Financial Officer/Chief Operating Officer
•	Worldwide Industrial Coatings Sale Manager
•	Director of R&D
•	Aegeon Plant Manager
•	Managing Director of China Operations

While these additions have added to the Corporate and Operational overhead burden, they have added the depth and experience necessary to build the Company in 2008, 2009 and beyond.

Growth Through Acquisition
In addition to aggressive internal growth programs, Exousia will make selective acquisitions that leverage its products, competencies and markets. In keeping with this strategy its acquisitions will generally fall into three categories: regional industrial coatings suppliers, plastic manufacturing and forming companies, and selected strategic or synergistic companies.

o	Industrial Coatings
Exousia will target regional coating suppliers with an established reputation and customer base, underutilized blending capacity, and proven products that extend the Company’s product line. Even with industry consolidation there are many small, regional suppliers in key markets that have been in operation for decades. As there are few buyers for these companies they can often be acquired for very attractive prices.

The value to Exousia is that they provide an immediate presence in new markets, complete with established customers, capacity and products. After acquisitions Exousia will aggressively drive new customer development and sales. The Company will also provide acquired companies with an extended product line, a superior marketing identity, access to capital, and an integrated operational infrastructure. This will allow Exousia to rapidly expand into new markets. Exousia’s acquisition of Aegeon in Channelview, Texas is an excellent model of this strategy.

o	Plastics Manufacturing and Forming
The function of future acquisitions in this area will be to either 1) acquire internal manufacturing capacity to replace plastics tolling (contract manufacturing), or 2) acquire plastics extrusion and forming companies to produce higher-value products with the Company’s advanced polymer materials.

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

o	Selected Strategic or Synergistic Companies
Exousia’s product offerings, and the potential from expanded offerings of plastics and other RPA based products, may lend itself to acquisitions that bring technology or economies of scale benefits.

The key assets of Exousia consist of proprietary formulations and processes used to develop and produce its products. The Company is always on the lookout for unique intellectual property that it can use to extend and leverage its product portfolio. As part of its acquisition strategy the Company anticipates acquiring numerous patents, licenses and trade secrets, either in conjunction with company acquisitions or independently.

Liquidity and Capital Resources
The United States as well as the rest of the world has been engulfed in depressed economic conditions since October 2008. Exousia has been similarly impacted by the credit crunch. It has created an environment that has made raising capital, debt and equity, extremely difficult. Exousia depends during its growth period upon its ability to raise capital. Since September, the Company has raised only $270,000 and as a result has found it difficult to provide funding for raw materials and other resources necessary to meet customer demands and to grow revenues. The Company has taken steps to reduce its overhead in response to this economic environment and will continue to do so until it has the operating resources to fund other than the most critical of tasks.

Product Categories:

o	RPA Resin
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

The weight differential has become increasingly attractive to customers engaged in the transportation industry where a lighter weight vehicle means significantly greater fuel economy.  The Company has financed and built a 24 foot cargo box that has been utilized on a delivery truck for 24 months.  The operator has documented as much as 40% less fuel use verses the other cargo boxes in his fleet.  Exousia will aggressively market those results in 2009.

o	VISTAMER Rubber
VISTAMER Rubber is unique in the industry and offers a level of performance enhancement that provides the Company with distinct competitive advantages. Suppliers of substitute additive products that enhance the performance of polymer materials may compete with VISTAMER, but only within target applications. Exousia believes that the primary hurdle to growing a market presence for VISTAMER Rubber will be getting customers to integrate into their products a new category of performance enhancing, additive, and for Exousia to commercialize high-value composite products that leverage the unique benefits of VISTAMER Rubber.

o	AEGEON INDUSTRIAL COATINGS
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
VISTAMER Rubber allows Exousia to sell coatings that for each category and price point offers meaningful differentiation in coatings technology. Exousia believes that this differentiator will help it to capture market share in a highly competitive industry.

Power Shield Industrial Coatings
The Chinese Industrial Coatings market has similar characteristics as the U.S. Industrial Coatings market. It is serviced today by such international companies as Henkel, PPG and {Insert other Chinese competitors}. The addition of a new technology, Vistamer, has resulted in a high level of interest from Chinese industry as it attempts to improve its infrastructure.

o	TrussCore STRUCTURAL COMPONENTS
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

o	ECORE STRUCTURAL FOAM
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
Comparison of the Year ended December 31, 2008 to the Year ended December 31, 2007

The Company’s revenue for 2008 was $1,297,934 and revenue for 2007 was $62,424. Revenue primarily was from sales of Industrial Coatings and some SIP housing.

The Company’s cost of goods sold for 2008 was $957,504 and for 2007 was $54,325.  Cost of goods sold increased as a direct result of Industrial Coatings sales and SIP housing sales.

The Company’s operating expenses increased $8,140,737 to $10,762,686 for 2008, as compared to operating expenses of $2,621,949 for 2007. Its operating expenses for 2008 included $4,563,868 in general and administrative costs, a $2,982,379 increase over general and administrative expense of $1,581,489 for 2007; research and development expense of  $94,734, an increase of $79,044 over research and development expense of $15,690 for 2007; compensation for officers and directors expense of $1,196,756 an increase of $611,256 over compensation for officers and directors of $585,500 for 2007; professional fees expense of $416,054 an increase of $199,912 over professional fees expense of $216,142 for 2007; and depreciation and amortization expense of $210,968 which was an increase of $42,165 over depreciation and amortization expense of $168,803 for 2007; China relations expense of $3,322,800, an increase of $3,322,800 over China relations expense of $0 in 2007.The China relation expense was largely paid by issuing Exousia Common Stock. The increase in operating expenses was primarily due to payroll, but also included non-material increases in our rent, increased general office expenses due to increases in our staff, increased expenses related to public company filings and compliance, hosting fees, and increases in our advertising, public relations, and investor relations expenses. Other income and losses included interest expense of $10,279 for 2008, as compared to interest expense of $33,652 for 2007; abandoned acquisition costs of $19,999 for 2008 and $149,854 for 2007; other expense of $88,456 for 2008 and $0 for 2007; interest income of $3,852 for 2008, as compared to interest income of $6,726 for 2007. The Company had extraordinary gain of $234,583 for 2008 and $0 for 2007. The Company had impairment in value of patent expense of $43,640 for 2008 and $0 for 2007.

The Company had a net loss of $9,340,551 for 2008, which represented an increase of $6,602,697 from our net loss for 2007, which was $2,737,854.  The Company utilized its common stock to pay many expenses in 2008 and as a result recorded $6,126,453 of non-cash charges.

Liquidity and Capital Resources

The Company had total assets of $2,817,723 as of December 31, 2008, which consisted of total current assets of $999,363, which it included cash of $139,967,  prepaid expenses of $121,833, inventory of $657,700, and accounts receivable of $79,863. Other non-current assets included property and equipment of $224,113, patents of $1,579,830, and other assets of $14,417.

The Company had total liabilities of $1,129,905 as of December 31, 2008, which consisted solely of current liabilities and included $736,859 of accounts payable and accrued liabilities including $190,000 accrual for legal and disposal liabilities and 6,348 for lease obligation, $109,855 of notes payable, and $50,362 of debentures and interest payable to related parties.

The Company had an accumulated deficit of $12,675,809 as of December 31, 2008.

The Company had net cash used in operating activities of ($3,363,309) for the year ended December 31, 2008, which consisted of net loss of ($9,340,551), depreciation of $210,968, capital stock issued for services  of $5,685,092 interest payable of $927, abandoned acquisition expense of $19,999, prepaid expenses  of ($80,998), inventory of ($576,166), accounts receivable of ($79,863), investments of $5,176, reserve for disposal and legal cost of $190,000, extraordinary gain of ($234,583), impairment of value of patent of $43,640 and accounts payable and accrued liabilities of $736,859.

The Company had net cash used by investing activities of ($169,572) for the year ended December 31, 2008, which consisted of purchase of property and equipment of ($169,572).

The Company had $3,405,636 in net cash provided by financing activities for the year ended December 31, 2008, which consisted of common stock issued for cash of $3,533,250, payments of insurance payable of ($120,519), payments of note payable related parties of ($87,458) and proceeds from debenture offering of $80,363.

Exousia suffered losses of $9,340,551 and $2,737,854 in 2008 and 2007, respectively, has an accumulated deficit of $12,675,809 at December 31, 2008. The Company’s ability to continue as a going concern is dependent upon its ability to successfully accomplish our business plans and secure additional funding sources and attaining profitable operations. Although the Company has engaged in fund raising efforts, there is no guarantee that either the fund raising efforts or cash flows from operations, if any, will generate sufficient working capital for the Company to remain as a going concern.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Exousia Advanced Materials, Inc.
Sugar Land, Texas

We have audited the accompanying consolidated balance sheets of Exousia Advanced Materials, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related statements of operations, changes in shareholders' equity and of cash flows for the years then ended. These financial statements are the responsibility of the management of Exousia Advanced Materials, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exousia Advanced Materials, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, Exousia suffered recurring losses from operations and has a working capital deficiency at December 31, 2008. These factors and others raise substantial doubt about Exousia's ability to continue as a going concern. Management's plans in regard to these matters are described in Note B to the financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or to the amounts and classification of liabilities that might be necessary in the event Exousia cannot continue in existence.

/s/ M&K CPAs, PLLC
www.mkacpas.com
Houston, Texas
April 14, 2009

ITEM 8. FINANCIAL STATEMENTS

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
BALANCE SHEETS
As of December 31, 2008 and 2007

ASSETS	December 31, 2008	December 31, 2007

Cash and cash equivalents	$139,967	$267,212
Investments – CD - Restricted	-	206,725
Accounts receivable trade, net	79,863	-
Inventory	657,700	-
Prepaid expenses	121,833	43,500
TOTAL CURRENT ASSETS	999,363	517,437
NON-CURRENT ASSETS
Fixed assets, net of accumulated depreciation of $23,567 and $1,342 as of December 31, 2008 and 2007, respectively	224,113	39,475
Patents, net of amortization of $176,531 and $6,288 as of December 31, 2008 and 2007, respectively	1,579,830	1,343,712
Other assets	14,417	4,667
TOTAL NON-CURRENT ASSETS	1,818,360	1,387,854
TOTAL ASSETS	$2,817,723	$1,905,291

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$736,859	$234,642
Reserve for legal costs	232,829
Notes payable – line of credit	-	201,549
Common stock payable	-	179,846
Notes payable	109,855	110,000
Debenture principal and interest payable to related parties	50,362	50,951
TOTAL CURRENT LIABILITIES	1,129,905	776,988

SHAREHOLDERS' EQUITY
Common stock $0.001 par value, 100 million shares authorized; 50,917,866 and 36,185,083 shares issued and outstanding at December 31, 2008 and 2007, respectively	50,917	36,184
Additional paid-in capital	14,312,710	4,427,377
Accumulated deficit	(12,675,809)	(3,335,258)
Total shareholders' equity	1,687,818	1,128,303
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,817,723	$1,905,291

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008, and December 31, 2007

	Year Ended 12/31/08	Year Ended 12/31/07
REVENUES:
Sales	$1,297,934	$62,424

EXPENSES:
Cost of Sales	957,504	54,325
Compensation - officers and directors	1,196,756	585,500
General and administrative expenses	4,563,868	1,581,489
Professional fees	416,054	216,142
Research and development expenses	94,734	15,690
China relations	3,322,802	-
Depreciation and amortization	210,968	168,803
TOTAL OPERATING EXPENSES	10,762,686	2,621,949

OPERATING LOSS	(9,464,752)	(2,559,525)

OTHER INCOME (EXPENSE):
Interest expense	-	(1,549)
Interest expense to related parties	(10,279)	(33,652)
Abandoned acquisition expense	(19,999)	(149,854)
Interest income	3,852	6,726
Other expense	(88,456)	-
Other income	4,500	-
Total Other Income & Expenses	(110,382)	(178,329)

Net loss before extraordinary items	$(9,575,134)	$(2,737,854)

Extraordinary gain- bargain purchase (Note 6)	234,583	-

NET LOSS	$(9,340,551)	$(2,737,854)

Basic and diluted net loss per share	$(0.21)	$(0.09)

Weighted average number of shares outstanding	43,740,085	30,338,393

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
For the Years Ended  December 31, 2008 and 2007

	No. of Shares	Capital Stock	Additional Paid In Capital	Accumulated Deficit	Total

Balance, December 31, 2006	28,433,245	$28,433	$-	$(597,404)	$(568,971)

Shares issued for prepaid services	148,000	148	110,852		111,000
Shares issued for debt issuance costs	100,000	100	18,400		18,500

Shares issued for services	2,444,823	2,445	1,546,523		1,548,968

Shares issued for cash	3,172,855	3,172	1,117,328		1,120,500

Shares issued for Conversion of Note	486,160	486	485,674		486,160

Shares issued for patents	1,400,000	1,400	1,148,600		1,150,000

Net loss				(2,737,854)	(2,737,854)

Balance, December 31, 2007	36,185,083	$36,184	$4,427,377	$(3,335,258)	$1,128,303

Shares issued for cash	5,629,177	5,629	3,527,621	-	3,533,250
Shares issued for services	7,941,538	7,942	5,677,150	-	5,685,092
Conversion on debentures	662,068	662	231,062	-	231,724

Shares issued for patent	500,000	500	449,500	-	450,000

Net loss				(9,340,551)	(9,340,551)

Balance, December 31, 2008	50,917,866	$50,917	$14,312,710	$(12,675,809)	$1,678,818

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007

	Year Ended 12/31/08	Year Ended 12/31/07

Net loss	$(9,340,551)	$(2,737,854)
Adjustments to reconcile net loss to net cash used by operating activities: Extraordinary Gain	(234,583)	-
Impairment of value of patent	43,640	-
Capital stock issued for services	5,685,092	1,548,968
Depreciation and amortization	210,968	168,803
Interest payable	927	18,802
Abandoned acquisition expense	19,999	-
Loans to acquisition targets write off		29,143
Change in operating assets and liabilities:
---Inventory	(576,166)	-
---Accounts receivable	(79,863)	-
---Investment	5,176	-
---Prepaid expenses	80,998	(14,667)
---Other assets	(9,751)	-
---Unearned revenues	-	(4,093)
---Accounts payable and accrued liabilities	597,976	226,891
---Reserve for legal costs	232,829	-
Net cash used by operating activities	(3,363,309)	(764,007)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment purchase	-	(200,000)
Investment patents	-	(150,000)
Net cash used for asset purchase	(169,572)	(40,816)
Net cash used in investing activities	(169,572)	(390,816)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of insurance payable	(120,519)	-
Payments on debt	(87,458)	-
Common stock issued for cash	3,533,250	1,120,500
Borrowings on debt	80,363	60,000
Notes payable – line of credit	-	200,000
Net cash provided by financing activities	3,405,636	1, 380,500
NET INCREASE IN CASH AND CASH EQUIVALENTS	(127,245)	225,677
Cash and cash equivalents, beginning of period	267,212	41,535
Cash and cash equivalents, end of period	$139,967	$267,212

SUPPLEMENTARY INFORMATION

	2008	2007
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	-	125
Income taxes	-	-

Non-cash activities:

Common stock issued for:

--- purchase of patents	450,000	-

--- notes payable	231,724

--- conversion of note payable to equity	-	480,000

--- conversion of interest on note payable	-	6,160

Prepaid insurance- financed	177,831

CD used to pay off line of credit	201,549

Debt issued for:

---purchase of fixed assets		37,291

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Principles of Consolidation

The accounts of our newly acquired (see Note M) wholly-owned subsidiary, Aegeon, are included in the consolidation of these financial statements from the date of acquisition.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Company Information

Exousia Advanced Materials, Inc.  (“Exousia” or the “Company”) was incorporated in Texas on March 2, 2000 as Cyber Law Reporter, Inc.  The original business plan involved developing and delivering online legal information services to businesses and consumers.  The Company registered as a reporting company under the Securities Act of 1933 by filing a report on form SB-2 that became effective August 6, 2002.  That business plan was abandoned at the end of 2003.

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

Exousia Advanced Materials, Inc. is a compliant public company (EXOU) that develops, manufactures and markets advanced industrial materials for worldwide markets and applications. The products are designed to compete in the Plastics, Industrial Coating and Structural Materials industries and have sizable applications in transportation, marine, petrochemical, energy and construction.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

Exousia considers all highly liquid investments purchased with a maturity period of three months or less to be cash equivalents. There are no cash equivalents at December 31, 2008 and 2007, respectively.

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

Allowance for Doubtful Accounts

The Company has not accrued any balance for uncollectable accounts receivable. Based on its collection history and quality of its customer, the Company deems the accounts receivable balance as of December 31, 2008 and 2007 to be fully collectible.

Inventory

The Company has industrial coatings inventory in Channelview, Texas and in China. The Company has Vistamer inventory in El Campo, Texas.  The inventories are valued using the average cost method and recorded at the lower of cost or market. The balances are $426,461 in Channelview, Texas and $185,192 in China and $46,047 in El Campo, Texas. All inventories carried by the Company are sellable materials. The Company evaluates inventory quarterly and any obsolete or unsellable materials are written off at that time.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated over the estimated useful lives using the straight line method. Useful lives range from 5 to 7 years.

Impairment of Long-Lived Assets

The Company account for intangible assets with indefinite lives in accordance with SFAS No. 142,  Goodwill and Other Intangible Assets , which establishes financial accounting and reporting standards for acquired goodwill and other intangible assets. Under the provisions of SFAS No. 142, goodwill and indefinite-lived intangible assets are required to be tested for impairment annually, in lieu of being amortized, using a fair value approach at the reporting unit level. Furthermore, testing for impairment is required on an interim basis if an event or circumstance indicates that it is more likely than not an impairment loss has been incurred. An impairment loss shall be recognized to the extent that the carrying amount of goodwill or any indefinite-lived intangible asset exceeds its implied fair value. Impairment losses shall be recognized in operating results.

Our valuation methodology for assessing impairment, using the discounted cash flows approach, requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, we may record impairment charges in the future. Our annual impairment review performed on December 31, 2008 did not indicate that goodwill or other indefinite-lived intangible assets related to our Rubber Plastic Alloy and Vistamer patents were impaired.

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

For the years ended December 31, 2008 and 2007, there were no potentially dilutive securities outstanding.

Stock Based Compensation

Exousia accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards no.123(R) or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments. The company accounts for the stock options issued employees and to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services Under FASB Statement No. 123. The fair value of stock options and warrants granted to employees and non-employees is determined using the Black-Scholes option pricing model. The Company has adopted SFAS 123(R) and applied it in the period presented.

Recently Issued Accounting Pronouncements

Exousia does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Note B – Going Concern

As of December 31, 2008, the Company had generated revenue of $1,297,934.  The Company is subject to the risks associated with companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets. Without additional funding, the Company may be unable to continue as a going concern. The Company expects to obtain additional debt and equity financing from various sources in order to finance its operations and to grow through merger and acquisition opportunities. However, the Company is currently dependent upon external debt and cash flows have historically been and in 2008 insufficient for the Company’s cash needs. New debt or equity capital may contain provisions that could suppress future stock prices further, or cause significant dilution to current shareholders and increase the cost of doing business. In the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.

Note C– Prepaid Expenses, Patents and Intangible Assets

In 2006, the Company paid 100,000 shares of our restricted common stock to obtain the rights to a patent relating to certain photoluminescent signage technologies.  The carrying amount of this patent is $50,000 of which, as of December 31, 2008, the Company has amortized $6,360 which is included in “depreciation and amortization expense.” At December 31, 2008 the patent was deemed fully impaired resulting in a $43,640 expense.

On January 31, 2007, the Company issued 148,000 restricted common shares to a consulting firm pursuant to a contract to provide investor relations management services.  The contract is for one year and commenced on March 1, 2007 and expired on February 28, 2008.  This contract provides for a payment of $10,000 per month until the shares are registered in an SB-2 filing. The value of the shares rendered was explicitly stated in the contract at $0.75 per share.  The Company therefore recorded a prepaid expense in the amount of $111,000.  Of this amount, we have amortized $18,500 and $92,500 to general and administrative expenses for the years ended December 31, 2008 and 2007, respectively. As the contract expired February 2008, no accrual is deemed necessary as of December 31, 2008.

On March 28, 2007, we entered into an agreement with In-Pipe Technologies, LLC. (“In-Pipe”) to develop and market In-Pipe’s proprietary technology relating to the dosing of microbes into wastewater tanks used in recreational vehicles, private aircraft, private wastewater and trains.  The contract requires us to pay In-Pipe a total of $1 million in five installments culminating with the final payment in June, 2008.  The first payment of $200,000 was due and payable on the first day after we were to receive funds from the issuance and sales of industrial revenue bonds previously approved for us by the City of Elkhart, Indiana.   Subsequent payments are $100,000 due October 31, 2007; $100,000 due January 10, 2008; $300,000 due March 30, 2008 and $300,000 due June 30, 2008. The initial term of our agreement with In-Pipe terminates on December 31, 2009 and is renewable each year thereafter by agreeing to share in the gross profits of the product sales.  This intangible asset will be amortized over the initial period of the agreement. Because the Agreement with In-Pipe has been terminated, effective in December 2007, without cost or liability to Exousia, the accounting records and financial statements for the year ended December 31, 2007 were adjusted accordingly.

On December 5, 2007, the Company agreed to acquire intellectual property from Amitkumar N. Dharia.  Mr. Dharia is a named inventor on Patent No. 7235609 entitled Thermoplastic Olefin Compositions and
Articles along with Donald T. Robertson and J. Wayne Rodrigue, founder of the Company.  The Company has acquired an assignment of Mr. Dharia’s rights with respect to such patent.  In consideration for the assignment to the Company, the Company has agreed to pay Mr. Dharia $100,000 in cash in four quarterly installments of $25,000 and issue to him 400,000 shares of the Company’s restricted Common Stock valued at $400,000 based on the closing price of the Company’s common stock on the date of purchase.  Additionally, Mr. Dharia’s company, Transmit Technology Group, LLC (“TTG”) will be retained in a technical advisory role pursuant to a technical services agreement to be entered into that pays TTG an amount equal to $4,000 per month for a period of twelve (12) months.  On December 5, 2007, the Company issued 400,000 shares at the closing price of $1.00 for a total value of $400,000.  In 2007, the Company paid $25,000 resulting in an accrual of $75,000 at December 31, 2007.  During 2008, the Company paid $50,000 resulting in an accrual of $25,000 at December 31, 2008.  The patent has a useful life of 17 years and is amortized using the straight-line method.

On December 28, 2007, the Company agreed to acquire the following Patents from Composite Materials, Inc. (“CPI”).

U.S. Patent #5382635 “Higher Modulus Compositions Incorporating Particulate Rubber” 27 January 1995 - Process of surface-modification of vulcanized rubber particles with chlorine-containing atmosphere. The patent has a useful life of 5 years and is amortized using the straight-line method.

U.S. Patent #5693714    “Higher Modulus Compositions Incorporating Particulate Rubber”   2 December 1997- Process for making specific end-products by use of the new materials described in U.S. Patent #5506283.  Examples of claimed products include PU foam, adhesives, coatings, wheels, etc. The patent has a useful life of 7 years and is amortized using the straight-line method.

U.S. Patent #5969053   “Higher Modulus Compositions Incorporating Particulate Rubber”  19 October 1999 - Process of surface modifying plastic items, such as pallets and truck bed liners, followed by application of slip-resistant coatings, in particular, coatings made with VISTAMER® Rubber. The patent has a useful life of 9 years and is amortized using the straight-line method.

In consideration for the transfer of the above patents, the Company paid CPI $50,000 in cash in 2008 and  issued 1,000,000 shares of the Company’s restricted Common Stock valued at $750,000 based on the closing price of the Company’s common stock on the date of acquisition.  Additionally, the Company contemplates that Dr. Bernie Bauman of CPI will join the Company’s Executive Advisory Board.  The Company intends to retain Dr. Baumann in a technical advisory role pursuant to a technical services agreement to be entered into after the acquisition of the Patents.  The terms of this services agreement are still being negotiated. On December 31, 2007, the Company issued 1,000,000 shares at the closing price of $0.75 for a total value of $750,000.

	December 31, 2008	December 31, 2007
Gross Carrying Amount	1,800,000	1,350,000
Less: Accumulated Amortization	(176,531)	(6,288)
Patent impairment	(43,640)	-
Net	1,579,829	1,343,712

Security Deposit	14,417	4,667

Note D – Notes Payable

The Company entered into a line of credit agreement for $200,000 with a local bank secured by a CD in the same amount. The note bears interest at 8.25% and is due on demand. During 2008, the note was paid off by the mature CD and interest was deposited in the bank.

On December 5, 2007, the Company agreed to acquire intellectual property from Amitkumar N. Dharia.  In consideration for the assignment to the Company, the Company has agreed to pay Mr. Dharia $100,000 in cash in four quarterly installments of $25,000. At December 31, 2008, $25,000 was outstanding which is included in notes payable of $109,855

On December 28, 2007, the Company agreed to acquire intellectual property from Composite Materials, Inc. (“CPI”).  In consideration for the transfer of certain patents, the Company will pay CPI $50,000 in cash with $15,000 paid initially and the balance payable in six monthly installments beginning January 31, 2008. At December 31, 2008, the Company paid off the balance of $35,000, resulting in a $0 balance at period end.

On March 30, 2008, debentures in the amount of $231,724 were converted into 662,068 shares of common stock based on the contracted conversion price of $0.35 per share.

On June 2, 2008, the Company acquired a note payable of $177,831 related to a financed insurance policy.  At December 31, 2008, the Company paid $120,520 resulting in an ending balance of $57,311 which is included in notes payable of $109,855.

In July 2008, the Company acquired a vehicle and an auto loan in the amount of $30,000.  At December 31, 2008, the Company paid $2,457 toward the loan resulting in an ending balance of $27,543 included in notes payable of $109,855.

	December 31, 2008	December 31, 2007
Total Note Payable	109,855	311,549
Less: Current Portion	(109 855)	(311,549)
Long-Term Portion	-	-

2009	$109,855
2010	-
2011	-
2012	-
2013	-

Note E – Related Party Debentures Payable

During 2006 and 2007, the Company entered into convertible notes with a small group of accredited investors, who are also shareholders of the Company, in the total amount of $242,000. The Notes have a term of twelve months and bear simple interest at a rate of 8% per annum.  During 2007, $195,000 of the debentures was converted to common stock. Investors received a stock kicker of two shares of common stock for each $1.00 of investment made in the convertibles notes resulting in the issuance of 364,000 shares of common stock to these investors for the year ended December 31, 2006 and an additional 100,000 shares during the year ended December 31, 2007.  These shares were valued at $85,681 and are included in Debt Issuance Costs at December 31, 2006.  As of December 31, 2007, $85,681 had been amortized. During 2008, the remaining $47,000 of the convertible debentures, plus accrued interest of      $ 3,951 was converted into 148,223 shares of common stock valued at $51,900.

During 2008, the Company entered into convertible notes with two accredited investors, who are also shareholders in the Company, in the amount of $50,000. The notes have a term of twelve months and bear simple interest at a rate of 12% per annum. At the end of one year, the note is convertible at an exercise price of $0.50 per share. The Notes were evaluated and do not have a beneficial conversion feature as defined by Emerging Issues Task Force Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” For the year ended December 31, 2008, the Company accrued $50,000 of principal and $362 of interest.

Note F– Other Long-Term Debt

In 2006, prior to the completion of the reverse merger with Exousia Corp., the Company entered into a consulting agreement with Goldbridge Consulting, LLC, a related enterprise, with payment being made for services rendered to Exousia Corp. prior to the date of the acquisition in the form of a convertible note in the amount of $480,000.  The note contained provision for an automatic conversion to unregistered common stock at a conversion price of $1.00 per share on the date on which the common stock of the Company has traded at $1.00 per share or more for twenty consecutive trading days.

On March 18, 2007, the requirements for the forced conversion were met and the note principal of $480,000 and accrued interest of $6,160 were converted into 486,160 shares of unregistered common stock.

Note G – Income Taxes

Exousia uses the liability method where deferred tax assets and liabilities are determined based on the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During the period from inception to December 31, 2008, Exousia Advanced Materials, Inc. incurred net losses and therefore has no tax liability accrued in the accompanying financial statements.  The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry forward is approximately $5,186,018 at December 31, 2008, and will expire beginning in the year 2025.

At December 31, 2008 and 2007, deferred tax assets consisted of the following:

	2008	2007

Net operating losses	$1,815,106	$571,337
Less: valuation allowance	(1,815,106)	(571,337)
Net deferred tax asset	$-	$-

Note H – Capital Structure and Common Stock

As of December 31, 2007, the Company had 36,185,083 common shares issued and outstanding of which approximately 22,585,562 or 62.4% are owned directly or indirectly by officers and directors of the Company.

We had the following common stock transaction during the period from May 2, 2005 (inception) to December 31, 2007:

•	1,000,000 founders shares issued for services valued at $1,000 based upon the par value of the Company’s common stock.

•	50,000 shares issued for services valued at $25,000 based upon the closing price of the Company’s common stock at the date of sale.

•	200,000 shares issued for patents valued at $230,000 based upon the value of the patents received.

•	250,000 shares issued for cash to accredited investors as part of a private placement.

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

•	22,222 shares issued for cash of $10,000 to accredited investors as part of a private placement.

•	55,555 shares issued for cash of $25,000 to accredited investors as part of a private placement.

•	1,708,000 shares issued for services valued at $937,300 based upon the closing price of the Company’s common stock.

•	2,295,078 shares issued for cash of $805,500 to accredited investors as part of a private placement.

•	1,400,000 shares issued for patent rights valued at $1,150,000 based upon the closing price of the Company’s common stock at the date of purchase.

•	447,823 shares issued for compensation owed to officers valued at $335,868 based upon the Closing price of the Company’s common stock at the date of issuance.

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

As of December 31, 2008, the Company had 50,917,866 common shares issued and outstanding of which approximately 23,034,559 or 45.22% are owned directly or indirectly by officers and directors of the Company.

We had the following common stock transaction during the year ended December 31, 2008:

•	2,251,154 shares issued for cash totaling $1,463,250 to accredited investors as part of a private placement with warrants of 2,251,154 at an exercise price of $1.00 and a term of 30 months.
•	10,000 shares issued for services valued at $6,400 based upon the closing price of the Company’s common stock on the date of issue.
•	662,068 shares issued for conversion of debentures valued at $231,724 based on the contracted conversion price of $0.35 per share.
•	3,832,000 shares issued for services valued at $3,425,800 based upon the closing price of the Company’s common stock on the date of issue.
•	500,000 shares issued for patent valued at $450,000 based upon the closing price of the Company’s common stock on the date of issue.
•	200,000 shares issued for cash totaling $130,000 to accredited investors as a part of a private placement with warrants of 200,000 at an exercise price of $1.00 and a term of 30 months.
•	2,033,538 shares issued for services valued at $1,220,122 based upon the closing price of the Company’s common stock on the date of issue.
•	650,000 shares issued for services valued at $386,000 based upon the closing price of the Company’s common stock on the date of issue.
•	800,000 shares issued for cash totaling $520,000 to accredited investors as a part of a private placement with warrants of 800,000 at an exercise price of $1.00 and a term 30 months.
•	1,692,308 shares issued for cash totaling $1,100,000 to accredited investors as a part of a private placement with warrants of 1,692,308 at an exercise price of $1.00 and a term of 30 months.
•	685,715 shares issued for cash totaling $320,000 to accredited investors as part of a private placement with warrants of 685,715 at an exercise price of $.50 for a term of 30 months.
•	1,116,000 shares issued for services valued at $571,770 based upon the closing price of the Company’s common stock on the date of issue.
•	300,000 shares issued for Board of Directors compensation valued at $75,000 based upon the closing price of the Company’s common stock on the date of issue.

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

At December 31, 2008, Exousia issued and sold units of securities consisting of common stock and warrants to purchase additional shares of common stock in a private placement. Aggregate gross proceeds of $3,533,250 were received for 5,629,177 shares of common stock and warrants to purchase an additional 5,629,177 shares of common stock. The relative fair value of the common stock was $3,130,250 and the relative fair value of the warrants was $397,371. The warrants have an exercise price of $0.50- $l.00 per share and expire in two and one half years.

The fair value of the stock was estimated using current market rates and the fair value of the warrants granted was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (1.09-2.55%), (2) expected warrant life of 2 1/2 years, (3) expected volatility of 36.77 to 66.27%, and (4) zero expected dividends.

Note I – Stock Option Plan

On December 22, 2008 the Company’s Board of Directors approved a stock option plan to attract and retain key employees.  The plan authorized Management to issue up to 5,250,000 options over 3 years period.  In 2008, 1,750,000 of these options were issued.  The options vest at 25% after 6 months, 50% after 12 months, 75% after 24 months and 100% after 36 months.

Options	Exercise Price	Value of Options
25% vest on June 22, 2009	$0.33	$77,117
50% vest on December 22, 2009	$0.33	$77,117
75% vest on December 21, 2010	$0.33	$77,117
100% vest on December 21, 2011	$0.33	$77,117
Total		$308,470

The fair value of the stock was estimated using current market rates and the fair value of the options granted was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (1.40%), (2) expected warrant life of 5 years, (3) expected volatility of 74.13%, and (4) zero expected dividends.

Note J – Related Party Transactions

J. Wayne Rodrigue, Jr., Exousia’s founder and controlling shareholder, director and Chief Executive Officer, received $115,000 in cash compensation and 192,760 shares of common stock valued at $144,570 for the twelve months ended December 31, 2007. For the twelve months ended December 31, 2008, Mr. Rodrigue received $188,538 in cash compensation and 100,000 shares of common stock valued at $25,000. Shares were compensation for serving on the Board of Directors. On December 22, 2008, Mr. Rodrigue was also granted 400,000 stock options as part of the company’s stock option plan valued at $70,507. The options vest in accordance with the stock option plan (Note I) thus as of December 31, 2008 the 400,000 options are unvested.

Robert Roddie was hired, on May 15, 2008, as the Company’s Senior Vice President, Chief Financial Officer and Chief Operating Officer, and received $99,210 in cash compensation for 2008.  Mr. Roddie received 500,000 shares of the Company’s common stock as a sign on bonus valued at $300,000. On December 22, 2008, Mr. Roddie was also granted 400,000 stock options as part of the company’s stock option plan valued at $70,507. The options vest in accordance with the stock option plan (Note I) thus as of December 31, 2008 the 400,000 options are unvested.

Robert Lane Brindley, received $15,000 in cash compensation and 243,830 shares of common stock valued at $182,873 for the twelve months ended December 31, 2007. For the twelve months ended December 31, 2008, Mr. Brindley received 100,000 shares of common stock valued at $25,000. Shares were compensation for serving on the Board of Directors. Mr. Brindley was President and a director of the Company. On October 14, 2007, Mr. Brindley resigned as President of the company. He still holds position as a director of the company.

 Terry Stevens serves on the Board of Directors and received 100,000 shares of common stock valued at $25,000 for the twelve months ended December 31, 2008. Shares were compensation for serving on the Board of Directors.

Elorian Landers, Senior Vice president of Corporate Development received $182,519 in cash compensation for the twelve months ended December 31, 2008 On December 22, 2008, Mr. Landers was also granted 400,000 stock options as part of the company’s stock option plan valued at $70,507. The options vest in accordance with the stock option plan (Note I) thus as of December 31, 2008 the 400,000 options are unvested.  Subsequent to December 31, 2008, Mr. Landers resigned from his position. The options are currently being negotiated.

Note K– Commitments and Contingencies

Commitments

On May 2, 2007, Exousia leased office space under an operating lease beginning June 1, 2007 that expires in September 2010.  During 2008, the monthly rent expense ranged from $4,667-$6,281 until April 1, 2008 when additional space was leased and the monthly rent expense increased to $10,313.  Rent expense was $108,431 and $43,867 in 2008 and 2007, respectively. The Company recognizes rent expense using the straight-line method in accordance with FAS 13, Accounting for Leases.

On January 9, 2008, Exousia leased space to store Vistamer in El Campo, Texas. The cost of lease is $3,500 per month for the first year, $4,000 for the second and third year, and $4,500 for the fourth and fifth year. The Company signed a sixty month lease effective February 1, 2008. Rent expense was $38,500 in 2008.

On March 5, 2008, Exousia leased two spaces in Channelview, Texas.  The monthly rent expense is $3,251. The Company signed a sixty month lease effective March 5, 2008. Rent expense was $32,515 in 2008.

On April 1, 2008, Exousia leased a 30,000 square foot space in Wuqing Development Zone and Tianjin, China. The Company signed a sixty month lease effective April 1, 2008 to March 31, 2013 and the monthly rent expense is $1,220.  Rent expense was $10,980 in 2008.

Minimum lease payments due under non-cancelable leases over the next five years and thereafter are as follows as of December 31, 2008:

Year Ending December 31,

2009	$176,325
2010	$89,008
2011	$89,508
2012	$10,418
Total	$575,048

Contingencies

On or about December 10, 2007 a lawsuit was filed by CorrBan Technologies, Inc and Thin Film Technology, Inc. against Exousia Advanced Materials, Inc, Shield Industries, Inc, Global Development Enterprise, Inc, Vickers Industrial Coatings, Inc and other individuals. In the Lawsuit Plaintiffs allege misappropriation of proprietary information, breach of fiduciary duty and fraud. The allegations stem from the certain individuals previous association with CorrBan Technologies and CorrBan’s belief that these individuals used technology obtained from CorrBan. The defendants have agreed to a temporary restriction regarding the use of the disputed technology. Exousia does not believe this temporary agreement will affect their day to day business operations. A settlement was reached during the nine month period ending September 30, 2008 and the Company paid $25,000 on July 28, 2008 to CorrBan Technologies.

On or about July 21, 2008, a suit was filed by Baker & Daniels, LLP against the Company in St. Joseph circuit Court, in the State of Indiana, bearing Cause No. 71C01-0807-CC-01617, for unpaid legal fees in the amount of $7,051, with late fees accruing at $63 monthly. The Company disputes the claim, and intends to vigorously defend the claim. At December 31, 2008, the Company accrued $7,051 in legal costs.

On or about November 6, 2008, a Judgment was entered in Cause No. 20D02-0709-PL-79 in the Elkhart Superior Court No. 2, Elkhart, Indiana, in favor of Group Impact, LLC, Tektrellis, Inc., Marc Lacounte and Mary Wetzel, Plaintiffs, against J. Wayne Rodrigue, Exousia Advanced Materials, Inc., Re-Engineered Composite Systems, LLC and Engineered Particle Systems, LLC, Defendants, jointly and severally, in the amount of One Hundred Thousand Dollars ($100,000), plus prejudgment interest at the rate of 12% A.P.R. from May 1, 2007 through April 1, 2008 totaling Eleven Thousand Dollars ($11,000), plus post judgment interest accruing on the outstanding judgment amount at the statutory rate of Eight Percent (8%) from the date of summary judgment of April 1, 2008.  In addition, Judgment was entered against the Defendants, jointly and severally, in the amount of Seven Thousand Three Hundred Thirty-Eight Dollars ($7,338) in attorney’s fees and costs, plus post judgment interest accruing on the outstanding judgment amount at the statutory rate of Eight Percent (8%) from the date of award of attorneys fees and costs of May 21, 2008. On or about November 12, 2008, Plaintiffs filed a Notice of Filing Foreign Judgment in the 240th Judicial District Court of Fort Bend County, Texas bearing Cause Number 08-DCV-167838.

On or about February 6, 2009, Defendants J. Wayne Rodrigue and Exousia Advanced Materials, Inc. filed a Motion to Vacate Judgment alleging certain defects in the Judgment and the attempt to file the Judgment as a Foreign Judgment. The Company is continuing to investigate the matter, including investigating the possibility of an out-of-court settlement of the claim. At December 31, 2008, the Company accrued $125,778 in legal costs.

In January, 2007, the Company entered into an Asset Purchase and Sale Agreement under which the Company would acquire certain assets of The Little Trailer company, Inc., and Indiana Corporation. The Company has received notice from The Little Trailer Company, Inc. that it claims to be owed a ‘break-up fee’ of approximately One Hundred Thousand Dollars ($100,000) in connection with the alleged failure of Exousia to close the transaction. The Company disputes the claim of The Little Trailer Company, Inc., and intends to vigorously defend the claim and any lawsuit that may be initiated with respect thereto. At December 31, 2008, the Company accrued $100,000 in legal costs.

Note L – Technological License Rights and Obligations

As of the date of this report, the Company has not earned any revenues associated with these rights and obligations.

Composite Hybrid Resin Panels

In October 2005, the Company issued 100,000 of the Company’s restricted common shares and an agreed to pay royalty interest described below in consideration of acquired rights of the patent entitled “Composite Hybrid Resin Panels, Molded Parts and Filler Enhanced Polymers Therefrom”.  The agreement obligates the Company to pay a royalty equal to 1 ½ percent of gross revenues of products derived from the technologies until the earlier of (a) aggregate total royalty payments equal $5 million or (b) December 31, 2012.

Photoluminescent Signage

In October 2005, the Company issued 100,000 of the Company’s restricted common shares and an agreed to pay royalty interest described below in consideration of the acquired rights of the patents to certain photoluminescent signage technologies.  The agreement obligates the Company to pay a royalty equal to 3% of gross revenues of products derived from the technologies until the earlier of (a) aggregate total royalty payments equal $5 million or (b) December 31, 2012.

Note M – Business Combination

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

A breakdown of the purchase price is as follows:

Cash	$37,787
Accounts Receivable	140,066
Inventory	435,651
Prepaid Expenses	18,220
LESS: Liabilities assumed	(204,141)

Net Assets Acquired	427,583

Less: Excess purchase price	(234,583)
Total Consideration	$193,000

The following unaudited pro-forma assumes the transaction occurred as of the beginning of the periods presented as if it would have been reported during the nine month periods below.

	Pro forma twelve month period ended 12/31/08	Pro forma twelve month period ended 12/31/07

Sales	$1,621,911	$2,019,706
Cost of Sales	1,228,954	1,518,109
Gross Margin	392,957	501,597

Operating Expenses	9,835,308	3,023,213
Other Expenses	(184,518)	,174,572

Net Loss	$(9,257,833)	$(2,696,188)

Loss Per Share	$0.00	$0.00

Note N – Abandoned Acquisition Expense

On July 17, 2007, the Company decided not to proceed with the closing of the manufacturer’s private activity development bond for $6.5 million approved by the City of Elkhart, Indiana on April 16, 2007 as a result of a due diligence finding that a closing assumption essential to the consummation of the asset purchase of Product Spectrum Group, Inc. could not be realized. In addition the Company has determined that it could more effectively accomplish its business plan without the accompanying debt burden of the bond.   The costs of $149,854 incurred prior to the decision not to proceed with the asset purchase of Product Spectrum Group, Inc. are included in abandoned acquisition costs for year ended December 31, 2007.

During 2007, the Company entered into an agreement to purchase land in Lake Charles, Louisiana. The Company intended to develop a SIPS housing community. During the three months ended March 31, 2008, the Company decided due to the lack of available funding to abandon the project. The Company paid a cancellation fee in the amount of $19,999 which is included in abandoned acquisition costs.

Note O – Subsequent Events

•	3,041,500 shares issued for services valued at $808,810 based upon the closing price of the Company’s common stock on the date of issue.
•	400,000 shares issued for cash totaling $1,000,000 to accredited investors as part of a private placement with warrants of 400,000 at an exercise price of $.50 for a term of 30 months
•	383,333 shares issued for a loan of 575,000 with an interest rate of 7 ½ percent to be paid back with a kicker of shares valued at $115,000.
•	405,000 shares issued for bonus for executives valued at $129,600.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation, under the supervision and with the participation of the Company’s management, was carried out including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, the disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

 Management, including the principal executive officer and principal financial officer, does not expect that its disclosure controls and procedures or its internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, management  performed additional analysis and other post-closing procedures in an effort to ensure its consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses were identified.

1.
As of December 31, 2008, effective controls over the control environment were not maintained.  Specifically, a formally adopted a written code of business conduct and ethics that governs to the Company’s employees, officers and directors was not in place.  Additionally, management has not developed and effectively communicated to its employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2008, effective controls over financial statement disclosure were not maintained.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of December 31, 2008, effective controls over equity transactions were not maintained.  Specifically, controls were not designed and in place to ensure that equity transactions were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

 Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting.

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information regarding the members of our board of directors and its executive officers:

Name	Age	Position
J. Wayne Rodrigue, Jr.	54	Chief Executive Officer/President/ Board Chairman
Robert Lane Brindley	43	Director
Terry W. Stevens	67	Director
Robert Roddie	53	Senior Vice President/Chief Financial Officer/Chief Operating Officer
Elorian Landers	61	Senior Vice President Corporate Development

Our directors will hold offices until the next annual meeting of our shareholders or until their successors are duly elected and qualified.  Our executive officers serve at the pleasure of the Board of Directors.

Set forth below is a summary description of the principal occupation and business experience of each of our directors and executive officers.

ITEM 11 - EXECUTIVE COMPENSATION

Directors have not been provided cash compensation for their service as directors.  The directors of Exousia Advanced Materials, who resigned effective December 31, 2006, were not compensated for serving on the Board during 2005 or 2006.

Directors will be reimbursed for expenses incurred to and from meetings. Also, Directors will receive 100,000 shares of stock as compensation.

The Company currently have employment agreements with its officers including its CEO, Wayne Rodrigue, its Senior VP, CFO/COO, Robert Roddie and Senior VP Corp Development, Elorian Landers     The terms of these agreements have been approved by our board of directors.

Name and Position	Year	Salary	Bonus	Stock Awards	All Other

J. Wayne Rodrigue, CEO	2005	-		$1,000
	2006	$60,095		$15,519
	2007	$115,000		$144,570
	2008	$188,538		$25,000
Robert Roddie, Sr. VP/CFO/COO	2008	$99,210		-
Elorian Landers, VP Corp Development	2008	$182,520		-

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the shares of our common stock as of the close of business on December 31, 2008 for each person known by us to own beneficially five percent or more of our common stock and of each of our directors and our officers and directors as a group.  For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13(d)-3 of the Securities Exchange Act of 1934, under which a person is considered to be a beneficial owner of a security if such person has or shares the power to vote or to direct the voting of the security or the power to dispose or to direct the disposition of the security, or if that person has the right to acquire beneficial ownership of that security within 60 days through the exercise of any option, warrant or conversion of a security.  As of December 31, 2008, we have 50,917,866 shares issued and outstanding.

Name & Address of Security Holder	Title or Position, if any	Number of shares beneficially owned	Percentage of class
J. Wayne Rodrigue(1) 8503 North Fitzgerald Way Missouri City, TX 77459	Chairman and CEO	18,441,732	36.22%

Robert Lane Brindley 11833 Park Forest Court Glenn Allen, VA 23059	Director	1,228,830	2.4%
Terry W. Stevens P.O. Box 20231 Waco, TX 76702-0231	Director	164,497	0.32%

Robert Roddie 407 Planters Row Lafayette, LA 70508	CFO, COO, Sr. V-Pres.	500,000	0.98%
Elorian Landers 30 Farrell Ridge Sugar Land, TX 77479	V-Pres Corp Development	2,699,500	5.3%

All Directors and Officers as a Group		23,034,559	45.22%

ITEM 13 - CERTAIN RELATIONSHIPS AND TRANSACTIONS

The following are brief descriptions of transactions during the period covered by this report between us and any of our directors, executive officers or shareholders known to us to own beneficially more than 5% of our shares, or any member of the immediate family of any of those persons, or other entities in which such person beneficially own more than 5%.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

M&K CPAs, PLLC serves as our independent public auditors. Harper & Pearson Company, P.C. served as our independent public auditors for the year ended 2006 and review 2007.  The following fees were incurred by M&K CPAs, PLLC and Harper & Pearson Company, P.C. for services rendered during the years ended December 31, 2008 and 2007:

Audit Fees:  $111,416.55 and $105,917 for 2008 and 2007, respectively, for services rendered for the audit of our financial statements and review of the financial statements included in our Forms 10-K and 10-Q.

ITEM 15 - EXHIBITS AND REPORTS ON FORM 8-K

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
Exousia Advanced Materials, Inc. (Registrant)

By //s// J. Wayne Rodrigue, CEO
Date: April 14, 2009

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By //s// Robert Roddie, Senior VP/CFO/COO
Date: April 14, 2009

By //s// J. Wayne Rodrigue, Chairman
Date: April 14, 2009
By //s// Robert Lane Brindley, Director
Date: April 14, 2009
By //s// Terry Stevens, Director
Date: April 14, 2009