Form 10-Q
period 2009-03-31
Exousia Advanced Materials, Inc.
filed 2009-05-15
CIK 1136868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
(281) 313-2333
(Issuer's Telephone Number, Including Area Code)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)   No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes No (X)
SEC 1296 (02-08)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Number of shares outstanding as of the close of business on May 14, 2009:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value.	55,190,556

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2009

PART I – FINANCIAL STATEMENTS

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
 BALANCE SHEETS
As of March 31, 2009 and December 31, 2008
	March 31, 2009	December 31, 2008
ASSETS	(unaudited)
Cash and cash equivalents	$208,495	$139,967
Accounts receivable trade, net	33,164	79,863
Inventory	661,234	657,700
Prepaid expenses	25,601	121,833
TOTAL CURRENT ASSETS	928,494	999,363

NON-CURRENT ASSETS Fixed assets, net of accumulated depreciation of $34,098 and $23,567 as of March 31, 2009 and December 31, 2008, respectively	213,582	224,113
Patent, net of amortization of $213,833 and $176,531 as of March 31, 2009 and December 31, 2008, respectively	1,536,166	1,579,830
Other assets	30,417	14,417
TOTAL NON-CURRENT ASSETS	1,780,165	1,818,360
TOTAL ASSETS	$2,708,659	$2,817,723

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$764,064	$736,859
Reserve for legal costs	232,829	232,829
Notes payable	715,263	109,855
Debenture principal and interest payable	51,841	50,362
TOTAL CURRENT LIABILITIES	1,763,997	1,129,905
SHAREHOLDERS' EQUITY
Common stock $0.001 par value, 100 million shares authorized; 55,190,556 and 50,917,866 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	55,190	50,917
Additional paid-in capital	15,499,748	14,312,710
Accumulated deficit	(14,610,276)	(12,675,809)
Total shareholders' equity	944,662	1,687,818
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,708,659	$2,817,723

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and  2008

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
REVENUES:
Sales	$82,861	$162,953

EXPENSES:
Cost of Sales	50,030	116,429
Compensation - officers and directors	514,602	186,500
General and administrative expenses	1,340,328	321,449
Professional fees	48,084	89,880
Research and development expenses	3,408	21,773
Depreciation and amortization	54,194	57,902
TOTAL OPERATING EXPENSES	2,010,646	793,933

OPERATING LOSS	(1,927,785)	(630,980)

OTHER INCOME (EXPENSE):
Interest expense	(6,660)	(3,209)
Abandoned acquisition expense	-	(19,999)
Interest income	16	2,565
Other expense	(38)	-
Total Other Income & Expenses	(6,682)	(20,643)

Net loss before extraordinary items	(1,934,467)	(651,623)

Extraordinary gain- bargain purchase	-	234,583

NET LOSS	$(1,934,467)	$(417,039)

Basic and diluted net loss per share	$(0.04)	$(0.01)

Weighted average number of shares outstanding	53,929,090	31,575,197

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
 For the Three Months Ended March 31, 2009

	No. of Shares	Capital Stock	Additional Paid In Capital	Accumulated Deficit	Total

Balance, December 31, 2008	50,917,866	$50,917	$14,312,710	$(12,675,809)	$1,687,818

Shares issued for services	3,829,833	3,830	1,072,481	-	1,076,311

Shares issued for cash	442,857	443	114,557	-	115,000
Net loss	-	-	-	(1,934,467)	(1,934,467)

Balance, March 31, 2009	55,190,556	$55,190	$15,499,748	$(14,610,276)	$944,662

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended March 31, 2009 AND 2008

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,934,467)	$(417,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Extraordinary items	-	(234,583)

Capital stock issued for services	1,076,311	6,400
Depreciation and amortization	54,193	57,902
Abandoned acquisition expense	-	19,999
Change in operating assets and liabilities:
--Accounts receivable	46,699	(174,250)
--Inventory	(3,534)	(457,213)
---Prepaid expenses	96,232	(89,970)
---Other assets	(15,998)	-
---Interest payable to related parties	6,113	927
---Accounts payable and accrued liabilities	27,205	251,704
Net cash used in operating activities	(647,246)	(1,036,123)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used for asset purchase	-	(12,588)
Net cash used in investing activities	-	(12,588)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of insurance payable	(7,832)	-
Payments on debt	(1,394)	-
Common stock issued for cash	115,000	1,463,250
Notes payable	610,000	-
Net cash provided by financing activities	715,774	1,463,250

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	68,528	414,539
Cash and cash equivalents, beginning of period	139,967	267,212
Cash and cash equivalents, end of period	$208,495	$681,751

SUPPLEMENTAL INFORMATION

Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Accounting Policies

Presentation of Interim Information

The accompanying consolidated financial statements of Exousia Advanced Materials, Inc. and Consolidated Subsidiaries (“Exousia” or the “Company”) have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations.  These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008.  In management’s opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented.  The accompanying unaudited interim financial statements as of and for the three months ended March 31, 2009 are not necessarily indicative of the results which can be expected for the entire year.

Principles of Consolidation

The accounts of our wholly-owned subsidiary, Aegeon, are included in the consolidation of these financial statements from the date of acquisition.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2 - Notes Payable

On February 19, 2009, the Company acquired two short term loans in the amount of $610,000 for use of operations. This loan is to be paid back on or before June 15, 2009 bearing interest of 7.5% per annum. In addition, as consideration for the loan, the Company issued 383,333 shares valued at the closing share price of $0.30 for a total value of $115,000. For the period ended March 31, 2009, the Company recorded the $115,000 in expense and accrued interest expense of $4,635, which is included in the note payable balance of $715,263.

Note 3- Reserve for Legal Costs

On or about July 21, 2008, a suit was filed by Baker & Daniels, LLP against the Company in St. Joseph circuit Court, in the State of Indiana, bearing Cause No. 71C01-0807-CC-01617, for unpaid legal fees in the amount of $7,051, with late fees accruing at $63 monthly. The Company disputes the claim, and intends to vigorously defend the claim. At March 31, 2009, the Company accrued $7,051 in legal costs.

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

On or about February 6, 2009, Defendants J. Wayne Rodrigue and Exousia Advanced Materials, Inc. filed a Motion to Vacate Judgment alleging certain defects in the Judgment and the attempt to file the Judgment as a Foreign Judgment. The Company is continuing to investigate the matter, including investigating the possibility of an out-of-court settlement of the claim. At March 31, 2009, the Company accrued $125,778 in legal costs.

In January, 2007, the Company entered into an Asset Purchase and Sale Agreement under which the Company would acquire certain assets of The Little Trailer company, Inc., and Indiana Corporation. The Company has received notice from The Little Trailer Company, Inc. that it claims to be owed a ‘break-up fee’ of approximately One Hundred Thousand Dollars ($100,000) in connection with the alleged failure of Exousia to close the transaction. The Company disputes the claim of The Little Trailer Company, Inc., and intends to vigorously defend the claim and any lawsuit that may be initiated with respect thereto. At March 31, 2009, the Company accrued $100,000 in legal costs.

Note 4 - Common Stock Transactions

As of March 31, 2009, the Company had 55,190,556 common shares issued and outstanding of which 23,107,483 or 42% are owned directly or indirectly by officers and directors of the Company.

The following common stock transaction occurred during the three month period ended March 31, 2009:

•	442,857 shares issued for cash totaling $115,000 to accredited investors as part of a private placement with warrants of 442,857 at an exercise price of $.50 and a term of 30 months.
•	3,829,833 shares issued for services valued at $1,076,311 based upon the closing price of the Company’s common stock on the date of issue.

Note 5 – Going Concern

The Company is subject to the risks associated with companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets. Without additional funding, the Company may be unable to continue as a going concern. The Company expects to obtain additional debt and equity financing from various sources in order to finance its operations and to grow through merger and acquisition opportunities. However, the Company is currently dependent upon external debt and cash flows have historically been insufficient for the Company’s cash needs. New debt or equity capital may contain provisions that could suppress future stock prices further, or cause significant dilution to current shareholders and increase the cost of doing business. In the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.

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

(Unaudited)
Pro forma
three month period
ended 3/31/08
Sales	$486,931
Cost of Sales	387,879
Gross Margin	99,052

Operating Expenses	766,663
Other Expenses Income	20,643

Net Loss	$(688,254)

Item 2 – Management’s Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

 As of March 31, 2009, total assets were $2,708,659 and $1,763,999 in current liabilities.  As of December 31, 2008, total assets were $2,817,723 and $1,129,905 in current liabilities. Our revenues for the three months ended March 31, 2009 and 2008 were $82, 861 and $162,953, respectively.  The Company sustained losses of $1,934,467 and $417,039 for the three months ended March 31, 2009 and 2008, respectively.   Cash used in operating activities was $647,246 and $1,036,123 for the three months ended March 31, 2009 and 2008, respectively.

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

Item 3 – Quantitative and Qualitative Analysis of Market Risks

There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

As of March 31, 2009, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On or about July 21, 2008, a suit was filed by Baker & Daniels, LLP against the Company in St. Joseph circuit Court, in the State of Indiana, bearing Cause No. 71C01-0807-CC-01617, for unpaid legal fees in the amount of $7,051, with late fees accruing at $63 monthly. The Company disputes the claim, and intends to vigorously defend the claim. At March 31, 2009, the Company accrued $7,051 in legal costs.

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

On or about February 6, 2009, Defendants J. Wayne Rodrigue and Exousia Advanced Materials, Inc. filed a Motion to Vacate Judgment alleging certain defects in the Judgment and the attempt to file the Judgment as a Foreign Judgment. The Company is continuing to investigate the matter, including investigating the possibility of an out-of-court settlement of the claim. At March 31, 2009, the Company accrued $125,778 in legal costs.

In January, 2007, the Company entered into an Asset Purchase and Sale Agreement under which the Company would acquire certain assets of The Little Trailer company, Inc., and Indiana Corporation. The Company has received notice from The Little Trailer Company, Inc. that it claims to be owed a ‘break-up fee’ of approximately One Hundred Thousand Dollars ($100,000) in connection with the alleged failure of Exousia to close the transaction. The Company disputes the claim of The Little Trailer Company, Inc., and intends to vigorously defend the claim and any lawsuit that may be initiated with respect thereto. At March 31, 2009, the Company accrued $100,000 in legal costs.

Item 2 - Changes in Securities

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

None

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

By //s// Wayne Rodrigue, CEO/President/Chairman
Date: May 14, 2009

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By //s// Robert Roddie, CFO/COO/Sr. VP
Date: May 14, 2009

By //s// Wayne Rodrigue, CEO/President/ Chairman
Date: May 14, 2009
By //s// Robert Lane Brindley, Director
Date: May 14, 2009
By //s// Terry Stevens, Director
Date: May 14, 2009

By //s// George Stapleton, Director
Date: May 14, 2009