Form 10-Q
period 2009-06-30
Exousia Advanced Materials, Inc.
filed 2009-08-14
CIK 1136868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes No (X)

SEC 1296 (02-08)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Number of shares outstanding as of the close of business on August 12, 2009:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value.	57,133,270

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2009

TABLE OF CONTENTS

PART I – FINANCIAL STATEMENTS

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
 BALANCE SHEETS
As of June 30, 2009 and December 31, 2008
	June 30, 2009	December 31, 2008
ASSETS	(unaudited)
Cash and cash equivalents	$80,146	$139,967
Accounts receivable trade, net	46,079	79,863
Inventory	734,565	657,700
Prepaid expenses	35,480	121,833
TOTAL CURRENT ASSETS	896,270	999,363

NON-CURRENT ASSETS Fixed assets, net of accumulated depreciation of $44,767 and $23,567 as of June 30, 2009 and December 31, 2008, respectively	213,094	224,113
Patent, net of amortization of $257,496 and $176,531 as of June 30, 2009 and December 31, 2008, respectively	1,492,504	1,579,830
Other assets	162,119	14,417
TOTAL NON-CURRENT ASSETS	1,867,717	1,818,360
TOTAL ASSETS	$2,763,987	$2,817,723

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$816,147	$736,859
Reserve for legal costs	232,829	232,829
Notes payable	1,295,997	109,855
Debenture principal and interest payable	53,337	50,362
TOTAL CURRENT LIABILITIES	2,398,310	1,129,905
SHAREHOLDERS' EQUITY
Common stock $0.001 par value, 100 million shares authorized; 57,133,270 and 50,917,866 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	57,133	50,917
Additional paid-in capital	16,323,927	14,312,710
Accumulated deficit	(16,015,383)	(12,675,809)
Total shareholders' equity	365,677	1,687,818
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,763,987	$2,817,723

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2009 and 2008

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
REVENUES:
Sales	$121,393	$520,811	$204,254	$683,764

EXPENSES:
Cost of Sales	73,820	411,921	123,850	528,350
Compensation - officers and directors	90,646	559,910	605,248	746,410
General and administrative expenses	1,187,914	1,477,353	2,528,242	1,790,134
Professional fees	75,362	109,675	123,446	199,555
Research and development expenses	13,771	39,340	17,179	69,781
China Relations	-	3,325,128	-	3,325,128
Depreciation and amortization	54,331	44,468	108,525	102,370
TOTAL OPERATING EXPENSES	1,495,844	5,967,795	3,506,490	6,761,728

OPERATING LOSS	(1,374,451)	(5,446,984)	(3,302,236)	(6,077,964)

OTHER INCOME (EXPENSE):
Interest expense	(27,194)	(4,035)	(33,854)	(7,244)
Abandoned acquisition expense	-	-	-	(19,999)
Interest income	20	882	36	3,447
Other expense	(3,482)	(6,812)	(3,520)	(6,812)
Total Other Income & Expenses	(30,656)	(9,965)	(37,338)	(30,608)

Net loss before extraordinary items	(1,405,107)	(5,456,949)	(3,339,574)	(6,108,572)
Extraordinary gain- bargain purchase	-	-	-	234,583

NET LOSS	$(1,405,107)	$(5,456,949)	$(3,339,574)	$(5,873,989)

Basic and diluted net loss per share	$(0.02)	$(0.13)	$(0.06)	$(0.15)

Weighted average number of shares outstanding	56,740,345	42,386,530	55,342,484	39,289,444

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
 For the Six Months Ended June 30, 2009

	No. of Shares	Capital Stock	Additional Paid In Capital	Accumulated Deficit	Total

Balance, December 31, 2008	50,917,866	$50,917	$14,312,710	$(12,675,809)	$1,687,818
Shares issued for services	5,474,833	5,475	1,585,786	-	1,591,261
Shares issued for cash	740,571	741	219,759	-	220,500
Warrants issued for services			113,930		113,930
Warrants issued for cash			14,625		14,625
Stock based compensation			77,117		77,117
Net loss	-	-	-	(3,339,574)	(3,339,574)
Balance, June 30, 2009	57,133,270	$57,133	$16,323,927	$(16,015,383)	$365,677

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended June 30, 2009 and 2008

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,339,574)	$(5,873,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Extraordinary items	-	(234,583)
Capital stock issued for services	1,591,261	4,654,691
Warrants issued for services	113,930
Stock based compensation	77,117
Depreciation and amortization	108,525	102,370
Abandoned acquisition expense	-	19,999
Change in operating assets and liabilities:
---Investment	-	5,176
---Accounts receivable	33,784	(211,989)
---Inventory	(76,865)	(383,715)
---Prepaid expenses	121,741	(51,634)
---Other assets	(147,701)	-
---Interest payable to related parties	22,090	927
---Accounts payable and accrued liabilities	79,288	318,806
Net cash used in operating activities	(1,405,704)	(1,653,941)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash used for asset purchase	(10,181)	(39,210)
Net cash used in investing activities	(10,181)	(39,210)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of insurance payable	(61,243)	(27,149)
Payments on debt	(2,818)	(60,000)
Proceeds from sale of warrants	14,625	-
Proceeds from sale of stock	220,500	1,593,250
Notes payable	1,185,000	-
Net cash provided by financing activities	1,356,064	1,506,101
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(59,821)	(187,050)
Cash and cash equivalents, beginning of period	139,967	267,212
Cash and cash equivalents, end of period	$80,146	$80,162
NON CASH TRANSACTIONS
Financed Insurance Premium	$35,388	$-
SUPPLEMENTAL INFORMATION
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Accounting Policies

Presentation of Interim Information

The accompanying consolidated financial statements of Exousia Advanced Materials, Inc. and Consolidated Subsidiaries (“Exousia” or the “Company”) have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations.  These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008.  In management’s opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented.  The accompanying unaudited interim financial statements as of and for the six months ended June 30, 2009 are not necessarily indicative of the results which can be expected for the entire year.

Principles of Consolidation

The accounts of our wholly-owned subsidiary, Aegeon, are included in the consolidation of these financial statements from the date of acquisition.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2 - Notes Payable

On February 19, 2009, the Company acquired two short term loans in the amount of $610,000 for use of operations. These loans are to be paid back on or before June 15, 2009 bearing interest of 7.5% per annum. In addition, as consideration for the loan, the Company issued 383,333 shares valued at the closing share price of $0.30 for a total value of $115,000. For the period ended June 30, 2009, the Company recorded the $115,000 in expense and accrued interest expense of $16,041, which is included in the note payable balance of $1,295,997. As of June 30, the company had not made the payments required under this note but is currently negotiating an extension of the loan and fully expects the loan to be repaid in full with interest in the third quarter.

In May 2009, the Company acquired a short term loan in the amount of $300,000 for use of operations. This loan bears interest at 1.5% per month and is due on demand. The Company recorded accrued interest expense of $10,701, which is included in the note payable balance of $1,295,997.  At June 30, 2009, the Company had not made the required payments under the terms of the note. Subsequent to the end of the quarter, the note has been paid in full from the proceeds of a bridge loan pending the closing of the Senior Convertible Note disclosed in the Subsequent Events section of this filing.

On May 27, 2009, the Company acquired a bridge loan in the amount of $275,000 for use in operations. This loan bears interest at 12% per annum and is due on August 27, 2009. The Company recorded accrued interest expense of $3,074, which is included in the note payable balance of $1,295,997.

Note 3- Reserve for Legal Costs

On or about July 21, 2008, a suit was filed by Baker & Daniels, LLP against the Company in St. Joseph circuit Court, in the State of Indiana, bearing Cause No. 71C01-0807-CC-01617, for unpaid legal fees in the amount of $7,051, with late fees accruing at $63 monthly. The Company disputes the claim, and intends to vigorously defend the claim. At June 30, 2009 the Company accrued $7,051 in legal costs.

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

On or about February 6, 2009, Defendants J. Wayne Rodrigue and Exousia Advanced Materials, Inc. filed a Motion to Vacate Judgment alleging certain defects in the Judgment and the attempt to file the Judgment as a Foreign Judgment. The Company is continuing to investigate the matter, including investigating the possibility of an out-of-court settlement of the claim. At June 30, 2009, the Company accrued $125,778 in legal costs.

In January, 2007, the Company entered into an Asset Purchase and Sale Agreement under which the Company would acquire certain assets of The Little Trailer company, Inc., and Indiana Corporation. The Company has received notice from The Little Trailer Company, Inc. that it claims to be owed a ‘break-up fee’ of approximately One Hundred Thousand Dollars ($100,000) in connection with the alleged failure of Exousia to close the transaction. The Company disputes the claim of The Little Trailer Company, Inc., and intends to vigorously defend the claim and any lawsuit that may be initiated with respect thereto. At June 30, 2009, the Company accrued $100,000 in legal costs.

Note 4 - Equity Transactions

As of June 30, 2009, the Company had common shares issued and outstanding of 57,133,270 which 23,107,483 or 40% are owned directly or indirectly by officers and directors of the Company.

The following common stock transaction occurred during the six month period ended June 30, 2009:

•
740,571 shares issued for cash totaling $220,500 to accredited investors as part of a private placement with attached warrants of 740,571 with an exercise price range of $0.35 to $0.50 and a term of 30 months. The relative fair value of the common stock is $73,709 and the relative fair value of the warrants is $70,849.

•	5,474,833 shares issued for services valued at $1,591,261 based upon the closing price of the Company’s common stock on the date of issue.

On April 7, 2009, the Company sold warrants to purchase 600,000 shares of common stock at an exercise price of $0.35 for a total value of $6,000. The warrants have a 30 month exercise period commencing on date of issuance.

On April 23, 2009, the Company sold warrants to purchase 562,500 shares of common stock at an exercise price of $0.48 for a total value of $5,625. The warrants have a 30 month exercise period commencing on date of issuance.

On May 15, 2009, the Company sold warrants to purchase 300,000 shares of common stock at an exercise price of $0.60 for a total value of $3,000.  The warrants have a 30 month exercise period commencing on date of issuance.

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

Note 7– Segment Reporting

The Company manufactures and sells industrial coating applied to a variety of applications including Petrochemical Plants, Refineries and Oil and Gas Equipment. The Company has two operating segments, Domestic Industrial Coatings (marketed under the Aegeon Brand) and China Industrial Coatings (marketed under the power Shield Brand). Each segment operates independently, manufacturing and selling in their respective markets.

Net sales of each segment include end-user revenue from the sale of industrial coatings manufactured by the company. The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to end-users and operating expenses managed by each reportable segment. Certain operating expenses managed by the Company’s selling and corporate functions, including all stock-based compensation expense, are not included in the reportable segment’s operating profit. As a result, reportable segment operating profit or loss is not representative of the operating profit or loss of the products in these reportable segments. Additionally, certain assets are managed by the Company’s corporate functions including corporate cash.

The following table presents net sales and operating profit or loss by reportable segments:

(Unaudited)	Domestic	China	Other	Total

Three Months ended June 30, 2009
Net Sales	$92,711	$28,682	---	$121,393
Operating Profit (Loss)	$(1,286,559)	$(59,818)	$(28,074)	$(1,374,451)

Six Months ended June 30, 2009
Net Sales	$175,572	$28,682	---	$204,254
Operating Profit (Loss)	$(3,148,996)	$(125,166)	$(28,074)	$(3,302,236)

The following table represents the Company’s total assets by reportable segment:

Domestic	$2,298,937
China	460,050
Other	5,000

Total Assets	$2,763,987

The above table does not include December 31, 2008 comparative data as there were no China operations during fiscal year 2008.

Note 8 – Subsequent Events

On July 28, 2009, the company entered into a $3.0 million Senior Convertible Note with PTV LLC. The Note bears interest at a rate of 12% per annum and is convertible into the Company’s Common Stock at $0.35 per share. As a further inducement the Company granted 3.5 million warrants convertible into Company common stock at a rate of $0.25 per share. The note is secured by the company’s patents and other intellectual properties.  The Company realized $1.0 million of the $3.0 million Note at Closing. The terms of the Note provide for certain milestones or mutual agreements to be met prior to the funding of the balance of the Note.

Item 2 – Management’s Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

As of June 30, 2009, total assets were $2,763,987 and $2,398,310 in current liabilities.  As of December 31, 2008, total assets were $2,817,723 and $1,129,905 in current liabilities. Our revenues for the six months ended June 30, 2009 and 2008 were $204,254 and $683,764, respectively.  The Company sustained losses of $3,339,574 and $5,873,989 for the six months ended June 30, 2009 and 2008, respectively.   Cash used in operating activities was $1,405,704 and $1,653,941 for the six months ended June 30, 2009 and 2008, respectively.

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

The Company’s two business segments, Industrial Coatings and RPA/Plastics had stunted growth in the second quarter due primarily to funding limitations.  As a result the focus was primarily on establishing an operational foundation that will allow it to move quickly when the anticipated funding options materialize.

RPA/Plastics

The company ended the second quarter preparing to launch its newest business unit, combining distribution of its RPA technology and family of resins with direct sales of finished products using the technology.  Headed by its Vice President of Sales, Exousia began implementation of this strategy in the second quarter and will continue to put the building blocks into place for full implementation of its distribution model.  Exousia’s  and Universal Forest Products announced an Exclusive Distribution Agreement aimed at marketing and selling Exousia Tuffcore panels which are manufactured using Exousia’s patented RPA Technology.  Management feels that the combination of this relationship and the proprietary nature of its TPV family of polymers, branded EXLAR™, gives it a timely opportunity to pursue distribution opportunities both domestically and internationally.  The cornerstone of this initiative is Exousia’s 6 formulations that offer a broad range of applications for general purpose TPVs and for applications where cold weather impact and weather ability are required.

The company has lined up 70 million pounds of manufacturing capacity earmarked to support this launch.  The company has been working with Chemtrusion for over 5 years and has continued to increase the strategic value of that relationship.  The ability of Chemtrusion to provide capacity, Quality Control, application development and lab services is paramount to the successful implementation of the distribution model.  The company can achieve the volumes without further capital expenditures thus leaving capital for working needs.

The distribution channels for plastics and engineered compounds are very mature and well understood.  There are several national and international distributors that have holes in their product mix that Exousia’s EXLAR TPV fills.  Management is currently working with these companies to secure distribution agreements with  the goal of  having  marketing materials and formulations completed in the 3rd quarter and the first distributors in place before the end of the 4th quarter.

Domestic Industrial Coatings

Since the acquisition of Aegeon approximately 1 ½ years ago the Company has instituted many changes and adjustments to the business plan and operations of that company. Included in these changes has been a redirection of focus, from simply tolling other’s products to development of a recognizable Aegeon brand. Management is bullish on its ability to re-position the company and extract value from the acquisition and expects the results of this repositioning to be demonstrable in the third quarter 2009. The company is targeting general maintenance coatings as the basis of the growth in the third quarter, and is confident that this exposure will lead to acceptance of Exousia’s line of high temperature coatings and other specialty products. In addition to the domestic growth that management is anticipating, there is also tremendous value resulting from the support of Exousia’s China operations with application development, technical support and innovation creation.

China Industrial Coatings

The company continues to be bullish about the coatings opportunities globally with so much discussions and actions geared to stimulating economies in the US and China where Exousia is strategically placed.

In the second quarter Tianjin Exousia Advanced Material’s facility in Tianjin, China became fully operational and has begun shipping coatings.  The first sales of coatings in China began in June when TEAM shipped a little over $25,000 of coatings to China United Construction Company. TEAM’s products and management team has developed a solid reputation with that company. Management is confident it is making significant progress toward achieving a share of the China market. To support this effort the company hired its first Technical Support and Services manager who is fully engaged and is assisting existing customers, e.g. China United while supporting the marketing efforts to grow the number of customers..  The management team in China is actively pursuing additional technical support personnel in an effort to have 6 to 8 field tested tech services persons by year’s end.  They will assist in application development, customer relations, spraying, etc.  Management believes that these hires will be instrumental in our execution efforts with our current customer base of NIG and Bohai.

In summary, Exousia has not been exempt from the world-wide economic slowdown which has delayed implementation of the Company’s business plan.  Exousia’s customer base has shown continued support and commitment for the remainder of 2009 and into 2010 and  while no one can be certain of timing and external conditions Exousia is positioned  to benefit from the stimulus plans and other measures for economic growth both in the U.S. and in other parts of the world

Item 3 – Quantitative and Qualitative Analysis of Market Risks

There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

As of June 30, 2009, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

1.
As of June 30, 2009, effective controls over the control environment were not maintained.  Specifically, a formally adopted a written code of business conduct and ethics that governs to the Company’s employees, officers and directors was not in place.  Additionally, management has not developed and effectively communicated to its employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of June 30, 2009, effective controls over financial statement disclosure were not maintained.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of June 30, 2009, effective controls over equity transactions were not maintained.  Specifically, controls were not designed and in place to ensure that equity transactions were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On or about July 21, 2008, a suit was filed by Baker & Daniels, LLP against the Company in St. Joseph circuit Court, in the State of Indiana, bearing Cause No. 71C01-0807-CC-01617, for unpaid legal fees in the amount of $7,051, with late fees accruing at $63 monthly. The Company disputes the claim, and intends to vigorously defend the claim. At June 30, 2009, the Company accrued $7,051 in legal costs.

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

On or about February 6, 2009, Defendants J. Wayne Rodrigue and Exousia Advanced Materials, Inc. filed a Motion to Vacate Judgment alleging certain defects in the Judgment and the attempt to file the Judgment as a Foreign Judgment. The Company is continuing to investigate the matter, including investigating the possibility of an out-of-court settlement of the claim. At June 30, 2009, the Company accrued $125,778 in legal costs.

In January, 2007, the Company entered into an Asset Purchase and Sale Agreement under which the Company would acquire certain assets of The Little Trailer company, Inc., and Indiana Corporation. The Company has received notice from The Little Trailer Company, Inc. that it claims to be owed a ‘break-up fee’ of approximately One Hundred Thousand Dollars ($100,000) in connection with the alleged failure of Exousia to close the transaction. The Company disputes the claim of The Little Trailer Company, Inc., and intends to vigorously defend the claim and any lawsuit that may be initiated with respect thereto. At June 30, 2009, the Company accrued $100,000 in legal costs.

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
Date: August 12, 2009

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By //s// Robert Roddie, CFO/COO
Date: August 12, 2009

By //s// Wayne Rodrigue, CEO/President/ Chairman
Date: August 12, 2009
By //s// Robert Lane Brindley, Director
Date: August 12, 2009
By //s// Terry Stevens, Director
Date: August 12, 2009

By //s// George Stapleton, Director
Date: August 12, 2009