Form 10-Q
period 2009-09-30
Exousia Advanced Materials, Inc.
filed 2009-11-23
CIK 1136868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934  For the transition period from __________ to ___________

Commission File Number 333-87696

EXOUSIA ADVANCED MATERIALS, INC.

Texas	90-0347581
(State or Other Jurisdiction of
incorporation or Organization)	(I.R.S. Employer Identification No.)

16537 Shady Lane
Channelview, Texas 77530
(Address of Principal Executive Offices)
(281) 452-5040
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

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes No (X)

SEC 1296 (02-08)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Number of shares outstanding as of the close of business on November 20, 2009:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value.	57,343,270

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2009

PART I – FINANCIAL STATEMENTS

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
 BALANCE SHEETS
As of September 30, 2009 and December 31, 2008
	September 30, 2009	December 31, 2008
ASSETS	(unaudited)
Cash and cash equivalents	$7,330	$139,967
Accounts receivable trade, net	53,928	79,863
Inventory	753,187	657,700
Prepaid expenses	26,560	121,833
TOTAL CURRENT ASSETS	841,005	999,363

NON-CURRENT ASSETS Fixed assets, net of accumulated depreciation of $55,537 and $23,567 as of September 30, 2009 and December 31, 2008, respectively	202,425	224,113
Patent, net of amortization of $301,158 and $176,531 as of September 30, 2009 and December 31, 2008, respectively	1,448,842	1,579,830
Other assets	168,619	14,417
TOTAL NON-CURRENT ASSETS	1,819,886	1,818,360
TOTAL ASSETS	$2,660,891	$2,817,723

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities Debenture principal and interest payable	$1,089,027 54,850	$733,884 53,337
Reserve for legal costs	207,829	232,829
Notes payable	2,013,675	109,855
TOTAL CURRENT LIABILITIES	3,365,381	1,129,905
SHAREHOLDERS' EQUITY (DEFICIT)
Common stock $0.001 par value, 100 million shares authorized; 57,343,270 and 50,917,866 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	57,343	50,917
Additional paid-in capital	16,425,577	14,312,710
Accumulated deficit	(17,187,410)	(12,675,809)
Total shareholders' equity (deficit)	(704,490)	1,687,818
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$2,660,891	$2,817,723

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2009 and 2008

	Three Months Ended September 30		Nine Months Ended September 30
REVENUES:	2009	2008	2009	2008
Sales	$110,232	$398,234	$314,486	$1,081,998

EXPENSES:
Cost of Sales	69,175	298,190	193,025	826,540
General and administrative expenses	1,064,343	1,376,073	4,338,459	4,181,953
China Relations	-	-	-	3,325,128
Depreciation and amortization	54,331	53,688	162,856	156,058
TOTAL OPERATING EXPENSES	1,187,849	1,727,951	4,694,340	8,489,679

OPERATING LOSS	(1,077,617)	(1,329,717)	(4,379,854)	(7,407,681)

OTHER INCOME (EXPENSE):
Bad Debt	(5,692)	-	(5,692)	-
Interest expense	(75,341)	(2,155)	(109,195)	(9,399)
Abandoned acquisition expense	-	-	-	(19,999)
Interest income	34	-	68	3,447
Other expense	(13,406)	(28,213)	(16,927)	(35,025)
Total Other Income & Expenses	(94,405)	(30,368)	(131,746)	(60,976)

Net loss before extraordinary items	(1,172,022)	(1,360,085)	(4,511,600)	(7,468,657)

Extraordinary gain- bargain purchase	-	-	-	234,583

NET LOSS	$(1,172,022)	$(1,360,085)	$(4,511,600)	$(7,234,074)

Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.08)	$(0.17)

Weighted average number of shares outstanding	57,197,061	46,711,126	55,967,236	41,433,111

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
 For the Nine Months Ended September 30, 2009

	No. of Shares	Capital Stock	Additional Paid In Capital	Accumulated Deficit	Total

Balance, December 31, 2008	50,917,866	$50,917	$14,312,710	$(12,675,810)	$1,687,817
Shares issued for services	5,684,833	5,685	1,640,076	-	1,645,761
Shares issued for cash	740,571	741	219,759	-	220,500
Warrants issued for services	-	-	139,036	-	139,036
Warrants issued for cash	-	-	14,625	-	14,625
Warrants issued for interest	-	-	22,254	-	22,254
Stock options for compensation	-	-	77,117	-	77,117
Net loss	-	-	-	(4,511,600)	(4,511,600)
Balance, September 30, 2009	57,343,270	$57,343	$16,425,577	$(17,187,410)	$(704,490)

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,511,600)	$(7,234,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Extraordinary items	-	(234,583)
Capital stock issued for services	1,645,761	5,040,690
Warrants issued for services	139,036
Warrants issued for interest	22,254	-
Stock based compensation	77,117
Depreciation and amortization	162,856	156,058
Abandoned acquisition expense	-	19,999
Change in operating assets and liabilities:
---Investment	-	5,176
---Accounts receivable	25,935	(181,500)
---Inventory	(95,487)	(557,095)
---Prepaid expenses	130,661	(34,953)
---Other assets	(154,202)	-
---Interest payable to related parties	75,046	927
---Accounts payable and accrued liabilities	327,168	242,431
Net cash used in operating activities	(2,155,455)	(2,776,924)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash used for asset purchase	(10,181)	(164,592)
Net cash used in investing activities	(10,181)	(164,592)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of insurance payable	(76,972)	(92,896)
Payments on debt	(500,154)	(86,681)
Stock payable	-	1,250,000
Proceeds from sale of warrants	14,625	-
Proceeds from sale of stock	220,500	2,113,250
Proceeds from Notes payable	2,375,000	30,000
Net cash provided by financing activities	2,032,999	3,213,673
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(132,637)	272,157
Cash and cash equivalents, beginning of period	139,967	267,212
Cash and cash equivalents, end of period	$7,330	$539,369

NON CASH TRANSACTIONS

Financed Insurance Premium	$35,388	$-

SUPPLEMENTAL INFORMATION

Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Accounting Policies

Presentation of Interim Information

The accompanying consolidated financial statements of Exousia Advanced Materials, Inc. and Consolidated Subsidiaries (“Exousia” or the “Company”) have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations.  These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008.  In management’s opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented.  The accompanying unaudited interim financial statements as of and for the nine months ended September 30, 2009 are not necessarily indicative of the results which can be expected for the entire year.

Principles of Consolidation

The accounts of our wholly-owned subsidiary, Aegeon, are included in the consolidation of these financial statements from the date of acquisition.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Recently Adopted Accounting Pronouncements

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The introduction of the Codification does not change GAAP and other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the our consolidated financial statements.

Recently Issued Accounting Standards

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

Note 2 - Notes Payable

On February 19, 2009, the Company acquired two short term loans in the amount of $610,000 for use of operations. These loans were to be paid back on or before June 15, 2009 bearing interest of 7.5% per annum. In addition, as consideration for the loan, the Company issued 383,333 shares valued at the closing share price of $0.30 for a total value of $115,000. For the period ended September 30, 2009, the Company recorded the $115,000 in expense and accrued interest expense of $25,786, which is included in the note payable balance of $2,013,675. As of September 30, 2009 the company had not made the payments required under this note and is currently negotiating an extension of the loan.

In May 2009, the Company acquired a short term loan in the amount of $450,000 for use of operations. This loan bears interest at 1.5% per month and is due on demand. The Company recorded accrued interest expense of $17,292, which is included in the note payable balance of $2,013,675.  At September 30, 2009, the Company made payments in the amount of 164,250.

On May 27, 2009, the Company acquired a bridge loan in the amount of $275,000 for use in operations. This loan bears interest at 12% per annum and is due on August 27, 2009. The Company recorded accrued interest expense of $3,074, the principal and accrued interest was paid in full this quarter.

On July 28, 2009, the Company acquired a loan in the amount of $1,000,000 for use in operations. This loan bears interest at 12% per annum with a two year maturity date. The Company recorded accrued interest expense of $26,885.

On August 28, 2009 the company acquired a short term loan in the amount of $35,000 from related party Launchpad Capital. The interest rate is 0% and imputed interest is considered immaterial.

On September 3, 2009 the company acquired a short term loan in the amount of $5,000 from related party Elorian Landers. The interest rate is 0% and imputed interest is considered immaterial.

Note 3- Reserve for Legal Costs

On or about July 21, 2008, a suit was filed by Baker & Daniels, LLP against the Company in St. Joseph circuit Court, in the State of Indiana, bearing Cause No. 71C01-0807-CC-01617, for unpaid legal fees in the amount of $7,051, with late fees accruing at $63 monthly. The Company disputes the claim, and intends to vigorously defend the claim. At September 30, 2009 the Company accrued $7,051 in legal costs.

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

On or about February 6, 2009, Defendants J. Wayne Rodrigue and Exousia Advanced Materials, Inc. filed a Motion to Vacate Judgment alleging certain defects in the Judgment and the attempt to file the Judgment as a Foreign Judgment. The Company is continuing to investigate the matter, including investigating the possibility of an out-of-court settlement of the claim. At September 30, 2009, the Company accrued $125,778 in legal costs.

In January, 2007, the Company entered into an Asset Purchase and Sale Agreement under which the Company would acquire certain assets of The Little Trailer company, Inc., and Indiana Corporation. The Company has received notice from The Little Trailer Company, Inc. that it claims to be owed a ‘break-up fee’ of approximately One Hundred Thousand Dollars ($100,000) in connection with the alleged failure of Exousia to close the transaction. The Company disputes the claim of The Little Trailer Company, Inc., and intends to vigorously defend the claim and any lawsuit that may be initiated with respect thereto. At September 30, 2009, the Company accrued $100,000 in legal costs.

Note 4 - Equity Transactions

As of September 30, 2009, the Company had common shares issued and outstanding of 57,343,270 which 23,107,483 or 40% are owned directly or indirectly by officers and directors of the Company.

The following common stock transaction occurred during the nine month period ended September 30, 2009:

•
740,571 shares issued for cash totaling $220,500 to accredited investors as part of a private placement with attached warrants of 740,571 with an exercise price range of $0.35 to $0.50 and a term of 30 months. The relative fair value of the common stock is $73,709 and the relative fair value of the warrants is $70,849.

•	5,684,833 shares issued for services valued at $1,645,060 based upon the closing price of the Company’s common stock on the date of issue.

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

On June 22, 2009, the Company issued the vested portion of the employee stock options. The total value of the options is $308,470 with $77,117 vesting as of June 22, 2009.

On July 7, 2009, the Company issued warrants in lieu of interest for certain notes payable. The total value of the warrants issued was $22,254.

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

The following unaudited pro-forma assumes the transactions occurred as of the beginning of the periods presented as if it would have been reported during the nine month period below:

Unaudited Pro Forma
Nine month period ended
September 30, 2008

Sales	$1,407,374
Cost of Sales	1,139,534
Gross Margin	267,840

Operating
Net Assets Acquired	7,710,608
Other Expenses	32,789

Net Loss	$(7,475,557)

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

The following table presents net sales and operating profit or loss by reportable segments:

(Unaudited)	Domestic	China	Other	Total

Three Months ended September 30, 2009
Net Sales	$89,321	$20,912	---	$110,232
Operating Profit (Loss)	$(1,090,435)	$(79,049)	$(2,542)	$(1,172,026)

Nine Months ended September 30, 2009
Net Sales	$264,892	$49,594	---	$314,486
Operating Profit (Loss)	$(4,279,960)	$(201,024)	$(30,616)	$(4,511,600)

The following table represents the Company’s total assets by reportable segment:

Domestic	$2,225,308
China	434,593
Other	990

Total Assets	$2,660,891

The above table does not include December 31, 2008 comparative data as there were no China operations during fiscal year 2008.

Note 7– Inventory

Inventory

The Company has industrial coatings inventory in Channelview, Texas and in China. The Company has Vistamer inventory in El Campo, Texas.  The inventories are valued using the average cost method and recorded at the lower of cost or market. The balances are $376,080 in Channelview, Texas and $331.060 in China and $46,047 in El Campo, Texas. All inventories carried by the Company are sellable materials. The Company evaluates inventory quarterly and any obsolete or unsellable materials are written off at that time.

Note 8– Subsequent Events

On November 20, 2009, the Company acquired a short term loan in the amount of $100,000 for use in operations. This loan bears interest rate is 1% per month and is due and payable on or before December 5, 2009.

Item 2 – Management’s Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

As of September 30, 2009, total assets were $2,660,891 consisting primarily of patents with a carrying value of $1,448,842. Current liabilities totaled $3,365,381, which consist of $494,871 of accounts payable, $801,985 of accrued expenses and $2,068,525 or notes payable. As of December 31, 2008, total assets were $2,817,723 and $1,129,905 in current liabilities. Our revenues for the nine months ended September 30, 2009 and 2008 were $314,486 and $1,081,998, respectively.  The Company sustained losses of $4,511,600 and $7,468,657 for the nine months ended September 30, 2009 and 2008, respectively.   The decrease is primarily due to the expenses related to China relations in 2008 of $3,325,128. Cash used in operating activities was $2,155,455 and $2,776,924 for the nine months ended September 30, 2009 and 2008, respectively.

Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we do not have significant cash or other material liquid assets, nor do we have an established source of revenue sufficient to cover our operating costs and to allow us to continue as a going concern.  We may, in the future, experience significant fluctuations in our results of operations.   If we are required to obtain additional debt and equity financing or our illiquidity could suppress the value and price of our shares if and when trading in those shares develops.  However, our future offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficient to fund operations and meet the needs of our business plan.  Our current working capital is not sufficient to cover expected cash requirements for 2009 or to bring us to a positive cash flow position.  It is possible that we will never become profitable and will not be able to continue as a going concern.

The 3rd Quarter 2009 represented the weakest financial performance in terms of Sales and Operating Income since the Company began filing as a Commercial enterprise following its Developmental Stage filings. The primary factor contributing to this weak performance has been the Company’s inability over the last year to raise Working Capital to fund the initial inventories and receivables associated with the contracts the Company has in China as well as the opportunities it has developed in the U.S.

China Industrial Coatings

Total Sales in China during the 3rd Quarter 2009 were $20,912. Sales did not achieve the level anticipated nor the level that should occur when that segment is fully funded. During the quarter, the Company expanded its customer relations base in several ways. First it performed training for NIG’s sales personnel, an activity that will continue into the 4th quarter when all sales personnel will be fully trained in Exousia’s product line. This is expected to generate significant sales levels in the 4th quarter and well into 2010. The Company has also provided samples and technical services to several key customers which is expected to lead to sales in the 4th Quarter 2009. Management believes that the key to establishing and maintaining our baseline sales is to insure technical support infrastructure. Maintaining and improving on our Human Resource pool in the area of technical support will continue in the 4th quarter. The Chinese economy is stable and the economic packages that the government has initiated are continuing to stabilize the economy in China. With the Contracts already in place and with the funding of this business segment, the Company is extremely excited about China’s future operations.

Domestic Industrial Coatings

Continuing the strategy put in place in the second quarter 2009 Sales efforts in the United States during the 3rd Quarter focused on contractors with relationships with larger end users such as large refineries and chemical plants.  Sales in the third quarter were $89,321 but the backlog exceeds $80,000 and a significant improvement in the fourth quarter is expected.

RPA/Plastics Division

Exousia’s Tuff core panel sales initiatives proceeded ahead at a slow pace as well.  The end user “pull through” approach that being employed requires more time but is expected to be far more successful in the long run. The Company demonstrates a platform of life cycle savings and fuel savings to the end-user customer base to establish a base demand for its product.    Management continues to be bullish on Tuffcore and its strategy in spite of the continuing slow economic conditions in the US.

In response to the economic conditions it faces management has initiated several cost-saving plans and re-positioning plans to take advantage of its facilities and  unique product lines.  It believes that its China Operations are positioned to move forward with existing management and growth in the Technical areas. The focus in the 4th Quarter will be to achieve break-even in its Domestic U.S. Industrial Coatings to position that segment for significant growth in 2010. Finally, the Company will stay the course with its Plastics Division strategy to acceptance by end-users and significant sales in 2010. The company will continue to explore all options for adjusting our sales efforts to a changing US and International market.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

As of September 30, 2009, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

1.
As of September 30, 2009, effective controls over the control environment were not maintained.  Specifically, a formally adopted a written code of business conduct and ethics that governs to the Company’s employees, officers and directors was not in place.  Additionally, management has not developed and effectively communicated to its employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of September 30, 2009, effective controls over financial statement disclosure were not maintained.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of September 30, 2009, effective controls over equity transactions were not maintained.  Specifically, controls were not designed and in place to ensure that equity transactions were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

On or about November 6, 2008, a Judgment was entered in Cause No. 20D02-0709-PL-79 in the Elkhart Superior Court No. 2, Elkhart, Indiana, in favor of Group Impact, LLC, Tektrellis, Inc., Marc Lacounte and Mary Wetzel, Plaintiffs, against J. Wayne Rodrigue, Exousia Advanced Materials, Inc., Re-Engineered Composite Systems, LLC and Engineered Particle Systems, LLC, Defendants, jointly and severally, in the amount of One Hundred Thousand Dollars ($100,000), plus prejudgment interest at the rate of 12% A.P.R. from May 1, 2007 through April 1, 2008 totaling Eleven Thousand Dollars ($11,000), plus post judgment interest accruing on the outstanding judgment amount at the statutory rate of Eight Percent (8%) from the date of summary judgment of April 1, 2008.  In addition, Judgment was entered against the Defendants, jointly and severally, in the amount of Seven Thousand Three Hundred Thirty-Eight Dollars ($7,338) in attorney’s fees and costs, plus post judgment interest accruing on the outstanding judgment amount at the statutory rate of Eight Percent (8%) from the date of award of attorney’s fees and costs of May 21, 2008. On or about November 12, 2008, Plaintiffs filed a Notice of Filing Foreign Judgment in the 240th Judicial District Court of Fort Bend County, Texas bearing Cause Number 08-DCV-167838.

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

Item 2 - Unregistered Sales of Equity  Securities and Use of Proceeds

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
Date: November 20, 2009

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By //s// Robert Roddie, CFO/COO
Date: November 20, 2009

By //s// Wayne Rodrigue, CEO/President/ Chairman
Date: November 20, 2009
By //s// Robert Lane Brindley, Director
Date: November 20, 2009
By //s// Terry Stevens, Director
Date: November 20, 2009

By //s// George Stapleton, Director
Date: November 20, 2009