Form 10-K
period 2009-12-31
Exousia Advanced Materials, Inc.
filed 2010-04-16
CIK 1136868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2009 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ CHECK WHETHER THE ISSUER IS NOT REQUIRED TO FILE REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT.

Commission File Number 333-87696

EXOUSIA ADVANCED MATERIALS, INC.

Texas 90-0347581
(State or other jurisdiction of (IRS Employer
incorporation or organization) identification No.)

350 Fifth Avenue, Suite 5720
New York, New York,  10118-5720(Address of Principal Executive Offices, including zip code)

(Registrant’s Telephone Number, Including Area Code)
212) 796-4333

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

The Issuer's revenues for the year ended December 31, 2009 were 360,827.  The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.   As of April 15 2010, the common equity closed at $0.115 per share.  On that date 45,509,488 shares with a market capitalization of 5,233,591were held by non-affiliates.

The registrant’s common stock outstanding as of April 15, 2010 was 61,825,654 shares.

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

Item 10.	Directors, Executive Officers, Promoters and Control Persons	47

Item 11.	Executive Compensation	47

Item 12.	Security Ownership of Certain Beneficial Owners and Management	48

Item 13.	Certain Relationships and Transactions	49

Item 14.	Principal Accountant Fees and Services	49

Item 15.	Exhibits and Reports on Form 8K	49

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

•
Exousia’s revenues in 2009, as reported below, were diminished due to its inability to raise capital due to the current adverse economic conditions being experienced both here in the United States and globally in the capital markets

•
As further described in Note N, on January 13, 2010, Exousia Advanced Materials, Inc. (“Exousia”) acquired a 100% ownership interest in Evergreen Global Investments Ltd. (“Evergreen”). This was accomplished by the reverse merger of an Exousia subsidiary, formed for the sole purpose of the merger, with Evergreen. Evergreen was the surviving entity after the merger and therefore became a wholly owned subsidiary of Exousia

As a result of its acquisition of Evergreen, Exousia’s business is expanding to include the marketing, sales and development of ecologically sensitive fuel products, initially in the Northeastern sector of the United States

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

 Market Analysis and Analysis of Competition

The plastics industry is large and diverse.  Exousia seeks to establish the viability and applications for new engineered materials using cross-linked plastic and rubber molecules.  Its competitors are generally divisions of large chemical companies with far more financing, staff and history than we have.

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

Primary Market: Structural Materials Industry
The market for structural materials is very broad and includes numerous construction and manufacturing applications that encompass wood, metal, plastic and other materials. The diversity and magnitude of these markets are vast. For example, the US plywood and gypsum industries alone exceed $10 billion of sales.

Exousia products such as TrussCore and ECORE offer unique, high-value alternatives to traditional wood and plastic structural materials. For example, both TrussCore and ECORE can replace laminated wood products used in heavy-duty applications such as container walls and marine decking. Exousia structural products are also ideal for certain types of construction.

o
Exousia estimates that the worldwide market for composite structural building and manufacturing materials exceeds $100 billion. The Company believes that the numerous niche markets its structural materials address, including countless applications for plywood and laminated panels, represents $6 to $7 billion in the US and China alone.

As a result of the acquisition of Evergreen, the number of markets and business opportunities has expanded to include

o	Proprietary Internet Platform
PriceEnergy.com (“PriceEnergy”) is a company that manages a proprietary internet platform that provides users the ability to source and pay for a variety of commercial and residential fuels on line throughout the Northeast and receive delivery through PriceEnergy’s line of distributors.

o	Biodiesel
Through its interest in a biodiesel production facility located in Greenville, South Carolina, the Evergreen  produces a soy bean based biodiesel fuel and its by product glycerin.  The facility produces to the ASTM/EN 14214 biodiesel specifications and is one of a handful of biodiesel producers to the European Union specifications for biodiesel.  The facility has a capacity of 36 million gallons per year and has been a member of the National Biodiesel Board as well as BQ-9000 accredited by the Board.

STRATEGY

Overview
The Company, through its acquisition of Evergreen, has developed a strategy of combining its existing product lines into investment in growth industries focused on clean energy, the use of renewable energy, ecologically superior products, and the development of energy efficient production methods.

Product Strategy
Focus is on achieving the goal of capturing products that are renewable and ecologically superior. The Company will continue to develop advanced, differentiated and high-value industrial materials that enable large, industrial customers to make superior products, deliver enhanced services and become more competitive.

Competitive Strategy (Positioning)
The Company markets high quality, ecologically sensitive, value-priced and performance-differentiated products into specialized, high-value segments of multi-billion dollar, global industrial markets as well as into individual consumer markets for biodiesel and other fuel products.

Revenue Strategy
Drive rapid sales growth through the development of web based selling of fuel products, capitalizing on governmental initiatives driving renewable energy and direct selling and relationship development. The Company will continue to focus product sales into industrial coatings markets in North American and the rapidly developing markets in China.  However the internet platform being developed by PriceEnergy will create a more consumer focused strategy by the Company, providing a much larger customer base meeting the demands for fuel products. In addition, it is anticipated that the United States Congress will pass legislation that will provide incentives for use of renewable energy sources such as biodiesel and the Company is well positioned through its interest in the biodiesel production facility in South Carolina to provide such energy on a wide spread basis.

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

Production Strategy
Expand to capacity the South Carolina biodiesel production facility which has a production capacity of 36 million gallons per year.

Expand PriceEnergy’s network of dealers and product lines since it neither manufactures nor directly delivers any of the products that it sells. It utilizes a distribution network linked to its proprietary technology platform for distribution as well as sourcing product directly from manufacturers.
Develop captive manufacturing as quickly as possible to optimize margins and price competiveness.  The Company has manufacturing facilities in Channelview, Texas and Tianjin, China.  The plant in Texas has a monthly capacity of 80,000 gallons while the China plant’s monthly capacity is 120,000 gallons.

US Strategy:	1. Maximize the production capacity in captive or contract manufacturers.
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

PriceEnergy
This is an e-commerce business that develops, owns and manages a proprietary technology platform that solicits inquiries, develops sales and manages the order fulfillment of home heating fuel to thousands of customers in the Northeastern United States. This platform is unique and the Company intends to extend its reach to other fuel commodities.

Biodiesel Production
The Company’s subsidiary Evergreen has contractual relationships with distributors of biodiesel that provide it with a tolling fee per gallon. The strategy is to capitalize on the quality standards in place to meet the growing demands of renewable energy. Currently the biodiesel plan is shut down without production.

Patents, Licenses and Royalty Agreements

OVERVIEW
The company owns several patented properties that are described below. During 2009, these intellectual properties were used as collateral to secure certain financing as described in Note C. Also as described in Note C, the company took an impairment charge of $1,405,180 writing down the value of the Intellectual Property to net realizable value. The Company believes these patents have considerable value if adequate sources of funding for development can be secured. However in 2009 the development funding was not secured and as a result the Company has taken the write-down of value of the Intellectual Properties.

Thermoplastic Elastomers

On December 5, 2007, the Company agreed to acquire intellectual property from Amitkumar N. Dharia.  Mr. Dharia is a named inventor on Patent No. 7,235,609 entitled Thermoplastic Olefin Compositions and Articles along with Donald T. Robertson and J. Wayne Rodrigue, founder of the Company.  The Company has acquired an assignment of Mr. Dharia’s rights with respect to such patent.  In consideration for the assignment to the Company, the Company has agreed to pay Mr. Dharia $100,000 in cash in four quarterly installments of $25,000 and issue to him 400,000 shares of the Company’s restricted Common Stock.  Additionally, Mr. Dharia’s company, Transmit Technology Group, LLC (“TTG”) will be retained in a technical advisory role pursuant to a technical services agreement to be entered into that pays TTG an amount equal to $4,000 per month for a period of twelve (12) months.  The payment of cash and issuance of the Shares described in this Section to Mr. Dharia will likely be a taxable event to him, and he will bear all personal tax consequences relating thereto.  Mr. Dharia and the Company have been in discussions for some time regarding the Company’s acquisition of Mr. Dharia’s patent rights, and the acquisition of his patent rights culminates a lengthy discussion regarding such acquisition. During 2008, the Company paid $50,000 in cash.  The final $25,000 payments were made in 2009.

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

Composite Hybrid Resin Panels
In consideration of the payment of 100,000 of the Company’s restricted common shares and an agreed royalty interest, the Company acquired rights to a patent entitled “Composite Hybrid Resin Panels, Molded Parts and Filler Enhanced Polymers There from”.  The agreement obligates the Company to pay a royalty equal to 1 ½ percent of gross revenues of products derived from the technologies until the earlier of (a) aggregate total royalty payments equal $5 million or (b) December 31, 2012.

Environmental Issues

During 2008, the Company entered into its manufacturing or distribution phase. As of December 31, 2008, management estimated the potential cost of waste disposal and recorded a liability. The Company will continue to monitor and evaluate the need for of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities will be adjusted periodically as remediation efforts progress, or as additional technical or legal information becomes available. As of December 31, 2009 the accrued liability was $50,000.

Employees

The Company currently has written employment agreements with its two Senior Executives.  We currently employ 7 people. However during the later part of 2009, the Company was unable to secure funding to meet the payroll of those employees. However during the later part of 2009, the Company the unable to secure funding and accrued the payment of payroll.

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

Our independent certified public accountant has added an emphasis paragraph to its report on our financial statements for the year ended December 31, 2009 regarding our ability to continue as a going concern. Key to this determination is our recurring net losses, an accumulated deficit, and a working capital deficiency. The Company’s financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other material liquid assets, nor does it have an established source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company may, in the future, experience significant fluctuations in its results of operations.

If it is required to obtain additional debt and equity financing, illiquidity could suppress the value and price of its shares if and when trading in those shares develops.  However, future offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficient to fund operations and meet the needs of its business plan.  The Company’s current working capital is not sufficient to cover expected cash requirements for 2010 or to bring it to a positive cash flow position.  It is possible that it will never become profitable and will not be able to continue as a going concern.

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

6. Potential Future Sales of Restricted Shares Could Depress the Market Price for our Common Stock.

60,893,972 shares of common stock were issued and outstanding as of December 31, 2009. The Company believes that approximately 15,384,484 of these shares are "restricted securities" as that term is defined in Rule 144 of the Securities Act of 1933, as amended.  The possible sale of these restricted shares may in the future dilute an investor's percentage of freely tradable shares and may depress the price of the Company's common stock.

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

ITEM 2 - DESCRIPTION OF PROPERTY

Exousia did not acquire any property in 2008 or 2009. However, as further described in Note N, on January 13, 2010, Exousia acquired its 100% ownership interest in Evergreen which owns the following assets:
•	An oil terminal in Rockaway, New Jersey on which are located
o	Two office buildings
o	A Fuel loading rack
o	Fuel storage tanks with a capacity of 3,150,000 gallons (75,000 barrels)
•	A throughput and distribution fee agreement
•	A fuel contract for supplying diesel fuel
•	An interest in PriceEnergy
•	An Interest in a biodiesel production facility

On May 2 2007, Exousia leased office space from Third Cross Copperstone, Inc., at 1200 Soldiers Field Drive, Suite 200, Sugar Land, TX 77479.  The cost of lease is $4,666.67 per month.  The Company signed a 40 month lease effective June 1, 2007 for the office space.   On March 25, it leased an additional space from Third Cross Copperstone, Inc. at 1200 Soldiers Field Drive, Suite 201, Sugar Land, Texas 77479. The cost for both was $10,313 per month, starting April 1, 2008. This lease was for 30 months. During 2009, the Company vacated this lease. On January 28, 2010, suit was filed by Third Cross Copperstone, Inc. in the 268th Judicial District Court of Fort Bend County, Richmond, Texas, bearing Cause No. 10-DCV-178160 to collect unpaid rent. The Company has accrued the rent due up to the date of abandonment and intends to defend any attempt to collect rent for the time the office space became occupied subsequent to that date.

On January 9, 2008, Exousia leased space from Madden 2004 Children’s Trust, at 905 Frank Stubbs Road, El Campo, Texas 77437. The cost of lease is $3,500 per month for the first year, $4,000 for the second and third year, and $4,500 for the fourth and fifth year. The Company signed a sixty month lease effective February 1, 2008. The Company is in default under this lease and any unpaid rent owed by the Company has been accrued.

On March 5, 2008, Exousia leased space from Jacque Vickers, at 16537 Shady Lane, Channelview, Texas 77530, and from Don Vickers at 16531 Shady Lane, Channelview, Texas 77530. The cost of lease is $1,739 per month for Jacque Vickers and $1,512.50 per month for Don Vickers. The Company signed a sixty month lease effective March 5, 2008. The Company is in default under this lease and any unpaid rent owed by the Company has been accrued.

On July 15, 2008, Exousia leased a 30,000 square foot space from Wuquig Industrial Park, at East Quanfa Road, Wuqing Development Zone, and Tianjin, China 301726. The Company signed a sixty month lease effective July 15, 2008. The cost of the lease is approximately $15,000 USD per year. The Company is in default under this lease and any unpaid rent owed by the Company has been accrued.

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

On or about June 18, 2009, a Judgment was entered in Cause No. 09-CCV-038967 in the County Court at Law 4 of Fort Bend County, Texas, in favor of Baker & Daniels LLP against Exousia for the sum of $7,438.91 with interest thereon from the 18th day of June, 2009, at the rate of 5% per annum.  As of December 31, 2009, the Company has accrued a total of $17,280.

On or about June 12, 2009, suit was filed by Little Trailer Company, Inc. against Exousia in the Elkhart Superior Court, bearing Cause No. 20D06-0906-PL-7 relating to a claim by Little Trailer Company Inc. for payment of a ‘break up fee’ allegedly owed in connection with an Asset Purchase and Sale Agreement between Little Trailer Company, Inc. and Exousia.  The Company disputes the claim of Little Trailer Company, Inc., and is engaged in defending the claim. As of December 31, 2009 the Company has accrued a total of $100,000.

On or about January 28, 2010, suit was filed by Third Cross Copperstone, Inc. against Exousia in the 268th Judicial District Court of Fort Bend County, Richmond, Texas, bearing Cause No. 10-DCV-178160, to collect unpaid rent in the amount of $103,130.00 in connection with the lease by Exousia of office space at 1200 Soldiers Field Drive, Suite 200, Sugar Land, TX 77479.  The Company filed its Answer in the case on March 1, 2010, and is in the process of responding to discovery requests submitted by the Plaintiff in the suit.  The Company disputes the claims, but continues to investigate the claims made in the suit.  Neither the likely outcome of the suit nor the amount of loss, if any, can be reasonably estimated.

The Company entered into a Contract for Services in 2005 with GoPublicToday.com, Inc., which GoPublicToday.com, Inc., or an affiliated entity (“GPT”) claims to have been breached, and which allegedly forms the basis for a claim by GPT of 75,000 shares of Exousia common stock and an additional amount of approximately $76,017.66 in cash.  The Company disputes that any amount or any shares are owed to GPT.  Neither the likely outcome of the claim nor the amount of loss, if any, can be reasonably estimated.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has scheduled a meeting of its Shareholders for April 26, 2010 to consider the following:

1.	Expansion of the number of authorized shares from 100,000,000 to 450,000,000
2.	Ratification of the Company’s by-laws

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Approximate Number of Holders of Common Stock

At December 31, 2009 there were 60,893,972 shares of our common stock outstanding, which were held by 215 shareholders of record. As a result of the acquisition of Evergreen, the Company issued 10,000,000 shares of Series A Convertible Preferred Stock. There are 3 Preferred shareholders of record.

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

Security Holders

At December 31, 2009 there were 60,893,972 shares of our common stock outstanding, which were held by 215 shareholders of record.  The registration of shares by selling shareholders is discussed in detail in our prospectus which you may view at www.sec.gov or which you may request from the Company.  The Company is authorized to issue up to 100 million shares of common stock with a par value of $0.001.  Its stock has the following characteristics:

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

Exousia’s revenues in 2009, as reported below, were diminished due to its inability to raise capital due to the current adverse economic conditions being experienced both here in the United States and globally in the capital markets.

Exousia is an Advanced Materials Company that is built on two principal core sciences that has been developed by its founders over a period of 14 years. On January 13, 2010 the company consummated an acquisition agreement with Evergreen that expanded the scope of products and services by the company to include a proprietary internet platform and renewable energy resource products. The Company believes that this transaction greatly enhanced its financial position as well as expanding its product offerings into growth industries

Evergreen is a private investment firm that invests in growth companies focused on clean energy, the use of renewable energy, ecologically superior products, and companies involved in the development of energy efficient production methods. Evergreen believes that it is well positioned to participate in, and contribute to, the fundamental and long-term transition of our global economy to a low-carbon economy, requiring trillions of dollars in capital expenditures as well as the deployment of alternative technologies and business models.

To illustrate this positioning, Evergreen has an interest in a South Carolina biodiesel production facility. (“Biodiesel Production Facility”). The Biodiesel Production Facility was a producer of soybean oil based biodiesel, its production by-product glycerin, and has a 36-million gallon per year production capacity for biodiesel. The Biodiesel Production Facility produces to the ASTM / EN 14214 biodiesel specifications and is one of a handful of biodiesel facilities to produce to the European Union (“EU”) biodiesel specifications. The Biodiesel Production Facility has been a member of the National Biodiesel Board and has taken great time and effort to become BQ-9000 accredited by the National Biodiesel Board. In 2009 the US House of Representatives passed an incentive package providing for a $1.00 per gallon credit to provide incentives to produce renewable energy resources such as biodiesel. In early 2010, the Senate passed a similar piece of legislation that is currently in the reconciliation process with the House bill.  Currently there is no production in this facility.

Evergreen owns 82% of PriceEnergy.com Inc. (PriceEnergy).
PriceEnergy is an e-commerce business that has developed, owns, and manages a proprietary technology platform that solicits inquiries, generates sales and manages the order fulfillment of, home heating oil to thousands of customers in the northeastern United States from Maine to Maryland. PriceEnergy has a unique combination of systems, distribution networks, and products giving it several distinct market advantages:

• One-stop source for energy products and services.
• Low cost provider - systems and existing distribution network provide a low cost advantage.
• Customer acquisition cost is significantly below industry norms.
• Geographically scalable without investing in delivery assets.
• Cross-selling capability makes lifetime customer retention possible.
• E-commerce platform is efficient, effective and scalable.

PriceEnergy has initially focused on the geographically dense heating oil market in the Northeastern U.S., where 70% of the market resides but as mentioned is scalable. The Company intends to use this platform to provide access to other commodity based fuels around the United States. PriceEnergy has a distinct competitive advantage in lowering order fulfillment costs by 20% when compared to the typical industry fulfillment costs. The savings result from the automation of the otherwise manually intensive process: e.g. price discovery, order placement, payment processing, manifesting, order tracking, A/R, A/P, and account management.

ADVANCE MATERIALS Overview

During 2009, the Company made several attempts to commercialize its patented RPA technology. During the year it entered into an exclusive distribution agreement with Universal Forest Products Inc. However due to a combination of extensive start-up costs which the company was unable to finance and the end-user testing requirements, which again the company was unable to finance, this venture proved unsuccessful. The Company remains confident however of the commercial viability of RPA to a variety of end-users. The Company plans in 2010, to search for partners with a need for the technology to assist in the development and testing of the products.

INDUSTRIAL COATINGS Overview:

In 2009 the Company continued to focus on the development and commercialization of Industrial Coatings.  Sales in 2009 were 360,827, or 72% below 2008, primarily due to the Company’s inability to raise sufficient Working Capital to fund operations. Aegeon is located in Channelview, Texas and has a production capacity of 960,000 gallons of Industrial Coatings per year.

The Company’s strategy in this acquisition was to leverage on existing sales while transforming Aegeon from a company focused on tolling other’s sales to establishing nationwide brand recognition of Aegeon Coatings. Sales declined during 2008 and 2009 from the predecessor’s run rate as a result of this transformation effort and the inability of the Company to raise sufficient capital to support increased sales. The Company continues to believe that the long term strategy will prove successful.

In addition to the Aegeon acquisition which was focused on the United States Industrial Coatings market, the Company invested in the Chinese Industrial Coatings market in 2008. Trading under the Power Shield brand, Tianjin Exousia Advanced Materials (TEAM) opened in the Wu Qing Industrial Park south of Beijing in September 2008. In 2009, the Company recorded its first sales in China, totaling $35,000. In addition the Company signed several supply and distribution contracts. However the Company was unable to meet the demand on the new contracts due to the inability of the Company to raise sufficient capital. At year end the Chinese Government had issued a demand for the Company to make certain safety improvements totaling approximately $100,000. The Company has not made those improvements due to its inability to raise sufficient capital.

At year end the Company had accumulated debts and obligations which it was unable to pay due to its inability to raise sufficient capital. As a result, the Company reduced overhead by ending its lease in Sugar Land Texas and laying off all but essential employees. Further, management payroll was held in an attempt to provide liquidity to the Company. These efforts were largely ineffective in reducing overall debt and providing for raw materials to provide for growth and revenues.

In addition to the commercial opportunities afforded by the acquisition of Evergreen Global Investments, it is anticipated that the assets acquired will provide the Company with the ability to recapitalize the debts and allow sufficient resources to grow certain aspects of the Company.

Liquidity and Capital Resources

The United States as well as the rest of the world has been engulfed in depressed economic conditions since October 2008. Exousia has been similarly impacted by the credit crunch. It has created an environment that has made raising capital, debt and equity, extremely difficult. Exousia depends during its growth period upon its ability to raise capital. During 2009, the Company raised only $3,234,699. These funds were used primarily to meet short term product demands and to satisfy certain vendor obligations. As a result the Company was unable to provide funding for raw materials and other resources necessary to meet customer demands and to grow revenues. The Company took steps to reduce its overhead in response to this economic environment.

Product Categories:

Results of Operations
Comparison of the Year ended December 31, 2009 to the Year ended December 31, 2008

The Company’s revenue for 2009 was $360,827 and revenue for 2008 was $1,297,934. Revenue primarily was from sales of Industrial Coatings.

The Company’s cost of goods sold for 2009 was $212,206 and for 2008 was $957,504.  Cost of goods sold increased as a direct result of Industrial Coatings sales.

The Company’s operating expenses were $8,474,352 in 2009, as compared to operating expenses of $10,762,686 for 2008. Its operating expenses for 2009 included $7,594,387 in general and administrative costs, as compared to $5,074,656 for 2008; research and development expense of  $0 as compared to $94,734 for 2008; compensation for officers and directors expense of $294,517 for officers and directors as compared to $1,196,756 for 2008; professional fees expense of $220,000 as compared to $416,054 for 2008; and depreciation and amortization expense of $217,737 as compared to $210,968 for 2008; China relations expense of $0 as compared to $3,322,802 in 2008. The increase in operating expenses was primarily due to non cash charges for stock warrants issued, but also included non-material increases in our rent, increased general office expenses due to increases in our staff, increased expenses related to public company filings and compliance, hosting fees, and increases in our advertising, public relations, and investor relations expenses. Other income and losses included $906,951 Interest Expense in 2009 vs. $10,279 in 2008; abandoned acquisition costs of $19,999 for 2008; other expense of $2,244,444 for 2009 and $88,456 for 2008; the other expense in 2009 included patent impairment charge of $1,405,180 described below; inventory write-down of $732,305 interest income of $71 for 2009, as compared to interest income of $3,852 for 2008. The Company had extraordinary gain of $234,583 for 2008. The Company had impairment in value of patent expense of $1,405,180 for 2009 and $43,640 for 2008. The company took an impairment charge writing off the value of the patents described in Note B. The patents have not expired and the company believes they retain significant value but due to the inability to raise working capital to fund the commercialization of the patents, the cash flows did not support maintaining the value of the patents on the Company’s Balance Sheet.

The Company had a net loss of $11,264,849 for 2009, as compared to $9,340,551 in 2008.  The Company utilized its common stock to pay many expenses in 2009 and 2008 respectfully and as a result recorded $8,298,354 and $6,126,453 of non-cash charges.

Liquidity and Capital Resources

The Company had total assets of $227,553 as of December 31, 2009, which consisted of total current assets of $52,141, which included cash of $3,015, prepaid expenses of $4,060, inventory of $0, and accounts receivable of $45,066. Other non-current assets included property and equipment of $166,523, patents of $0.

The Company had total liabilities of $3,408,590 as of December 31, 2009, which consisted solely of current liabilities and included $1,677,704 of accounts payable and $1,730,886 of short-term debt.  The Company had an accumulated deficit of $23,940,658 as of December 31, 2009.

The Company had net cash used in operating activities of ($2,565,949) for the year ended December 31, 2009, which consisted of net loss of ($11,264,849), depreciation and amortization of $355,171, capital stock issued for services  of $1,927,573 interest payable of $126,339, inventory of ($74,605), accounts receivable of $34,797, reserve for disposal and legal cost of $(25,000), , impairment of value of patents, inventory and fixed assets of $2,162,169 and accounts payable and accrued liabilities of $733,016.

The Company had net cash used by investing activities of ($10,181) for the year ended December 31, 2009, which consisted of purchase of property and equipment of ($10,181).

The Company had $2,439,178 in net cash provided by financing activities for the year ended December 31, 2009, which consisted of debt issued for cash $2,999,574, common stock issued for cash of $220,500, payments of insurance payable of ($76,972), payments of note payable related parties of ($718,549) and proceeds from warrants of $14,625.

Exousia suffered losses of $11,264,849 and $9,340,551 in 2009 and 2008, respectively, has an accumulated deficit of $23,940,658 at December 31, 2009.

During 2009, the Company raised $2,999,574 in short term Notes Payable. As of December 31, 2009, the company had negotiated with the lenders agreement to withhold foreclosing on their debt pending attempts by the company to recapitalize the debt. There can be no guarantees that the lenders will not demand payment and force the company into involuntary bankruptcy if the company is not successful in recapitalizing the debt.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Exousia Advanced Materials, Inc.
Sugar Land, Texas

We have audited the accompanying consolidated balance sheets of Exousia Advanced Materials, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related statements of operations, changes in shareholders' equity (deficit) and of cash flows for the years then ended. These financial statements are the responsibility of the management of Exousia Advanced Materials, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exousia Advanced Materials, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, Exousia suffered recurring losses from operations and has a working capital deficiency at December 31, 2009. These factors and others raise substantial doubt about Exousia's ability to continue as a going concern. Management's plans in regard to these matters are described in Note B to the financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or to the amounts and classification of liabilities that might be necessary in the event Exousia cannot continue in existence.

/s/ M&K CPAs, PLLC
www.mkacpas.com
Houston, Texas
April 15, 2010

ITEM 8 - FINANCIAL STATEMENTS

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
BALANCE SHEETS
As of December 31, 2009 and 2008

ASSETS	December 31, 2009	December 31, 2008

Cash and cash equivalents	$3,015	$139,967
Accounts receivable trade, net	45,066	79,863
Inventory	-	657,700
Prepaid expenses	4,060	121,833
TOTAL CURRENT ASSETS	52,141	999,363

NON-CURRENT ASSETS
Fixed assets, net of accumulated depreciation of $38,301 and $23,567 as of December 31, 2009 and 2008, respectively	166,523	224,113
Patents, net of amortization and impairments of $1,750,000 and $170,171 as of December 31, 2009 and 2008, respectively	-	1,579,830
Other assets	8,889	14,417
TOTAL NON-CURRENT ASSETS	175,412	1,818,360
TOTAL ASSETS	$227,553	$2,817,723

LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,677,704	$969,688
Notes payable	1,674,390	109,855
Debenture principal and interest payable to related parties	56,496	50,362
TOTAL CURRENT LIABILITIES	3,408,590	1,129,905

SHAREHOLDERS' EQUITY(DEFICIT)
Common stock $0.001 par value, 100 million shares authorized; 60,893,972 and 50,917,866 shares issued and outstanding at December 31, 2009 and 2008, respectively	60,893	50,917
Additional paid-in capital	20,698,728	14,312,710
Accumulated deficit	(23,940,658)	(12,675,809)
Total shareholders' equity (Deficit)	(3,181,037)	1,687,818
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$227,553	$2,817,723

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009, and December 31, 2008

	Year Ended 12/31/09	Year Ended 12/31/08
REVENUES:
Sales	$360,827	$1,297,934

EXPENSES:
Cost of Sales	212,206	957,504
Compensation - officers and directors	294,517	1,196,756
General and administrative expenses	7,594,387	5,074,656
Bad debt expense	155,505	-
China relations	-	3,322,802
Depreciation and amortization	217,737	210,968
TOTAL OPERATING EXPENSES	8,474,352	10,762,686

OPERATING LOSS	(8,113,525)	(9,464,752)

OTHER INCOME (EXPENSE):
Interest expense	(906,951)	(10,279)
Abandoned acquisition expense	-	(19,999)
Interest income	71	3,852
Other expense	(2,244,444)	(88,456)
Other income	-	4,500
Total Other Income & Expenses	(3,163,627)	(110,382)

Net loss before extraordinary items	$(11,264,849)	$(9,575,134)

Extraordinary gain- bargain purchase	-	234,583

NET LOSS	$(11,264,849)	$(9,340,551)

Basic and diluted net loss per share	$(0.20)	$(0.21)

Weighted average number of shares outstanding	56,565,823	43,740,085

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2009 and 2008

	No. of Shares	Capital Stock	Additional Paid In Capital	Accumulated Deficit	Total

Balance, December 31, 2007	36,185,083	$36,184	$4,427,377	$(3,335,258)	$1,128,303

Shares issued for cash	5,629,177	5,629	3,527,621	-	3,533,250
Shares issued for services	7,941,538	7,942	5,677,150	-	5,685,092
Conversion on debentures	662,068	662	231,062	-	231,724

Shares issued for patent	500,000	500	449,500	-	450,000

Net loss				(9,340,551)	(9,340,551)

Balance, December 31, 2008	50,917,866	$50,917	$14,312,710	$(12,675,809)	$1,678,818

Shares issued for services	7,594,657	7,595	1,919,979		1,927,574

Shares issued for cash	740,571	740	219,759		220,500

Conversion of note payable	1,640,878	1,641	228,082		229,723

Warrants issued for services			2,491,385		2,491,385

Warrants issued for cash			14,625		14,625

Warrants issued for interest			1,357,954		1,357,954
Stock Options for compensation			154,234		154,234

Net loss				(11,264,849)	(11,264,849)
Balance, December 31, 2009	60,893,972	$60,893	$20,698,728	$(23,940,658)	$(3,181,037)

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008

	Year Ended 12/31/09	Year Ended 12/31/08
Net loss	$(11,264,849)	$(9,340,551)
Adjustments to reconcile net loss to net cash used by operating activities: Extraordinary Gain	-	(234,583)
Impairment valuation charges	2,162,169	43,640
Capital stock issued for services	1,927,573	5,685,092
Stock based compensation	154,234	-
Warrants issued for services	2,491,385	-
Warrants issued for interest	357,954	-
Depreciation and amortization	355,171	210,968
Interest payable	126,339	927
Abandoned acquisition expense	-	19,999
Amortization of debt discount	384,704	-
Loss on conversion of debt	65,635	-
Change in operating assets and liabilities:
---Inventory	(74,605)	(576,166)
---Accounts receivable	34,797	(79,863)
---Investment	-	5,176
---Prepaid expenses	-	80,998
---Other assets	5,528	(9,751)
---Accounts payable and accrued liabilities	733,016	597,976
---Reserve for legal costs	(25,000)	232,829
Net cash used by operating activities	(2,565,949)	(3,363,309)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used for asset purchase	(10,181)	(169,572)
Net cash used in investing activities	(10,181)	(169,572)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of insurance payable	(76,972)	(120,519)
Payments on debt	(718,549)	(87,458)
Common stock issued for cash	220,500	3,533,250
Warrants issued for cash	14,625	-
Borrowings on debt	2,999,574	80,363
Net cash provided by financing activities	2,439,178	3,405,636
NET INCREASE IN CASH AND CASH EQUIVALENTS	(136,967)	(127,245)
Cash and cash equivalents, beginning of period	139,967	267,212
Cash and cash equivalents, end of period	$3,015	$139,967

SUPPMENTARY INFORMATION

	2009	2008
Supplemental disclosures of cash flow information:

Non-cash activities:
Common stock issued for:
--- purchase of patents	$-	$450,000
--- notes payable	-	231,724
--- conversion of note payable to equity	164,088	-

Prepaid insurance - financed	19,661	177,831

CD used to pay off line of credit	-	201,549

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

Cash and Cash Equivalents

Exousia considers all highly liquid investments purchased with a maturity period of three months or less to be cash equivalents. There are no cash equivalents at December 31, 2009 and 2008, respectively.

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

Revenue Recognition

Exousia recognizes revenues when products have been shipped to a customer pursuant to a purchase order or other contractual arrangement, the sales price is fixed or determinable, and collectability is reasonable assured.

Allowance for Doubtful Accounts

The Company has not accrued any balance for uncollectable accounts receivable. Based on its collection history and quality of its customer, the Company deems the accounts receivable balance as of December 31, 2009 and 2008 to be fully collectible. During 2009, the Company entered into a factoring agreement to facilitate cash collections, with recourse. The average discount to the factoring company was 3.5% and the factored receivables are accounted for as a sale.

Inventory

The Company has industrial coatings inventory in Channelview, Texas and in China. The Company has Vistamer inventory in El Campo, Texas.  The inventories are valued using the average cost method and recorded at the lower of cost or market. The Company evaluates inventory quarterly and any obsolete or unsellable materials are written off at that time. As of December 31, 2009 the company’s inventories  in El Campo, Channelview and China were valued at zero due to potential restrictions on access.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated over the estimated useful lives using the straight line method. Useful lives range from 5 to 7 years.

Impairment of Long-Lived Assets

The Company account for intangible assets with indefinite lives in accordance with FASB guidelines, Goodwill and Other Intangible Assets, which establishes financial accounting and reporting standards for acquired goodwill and other intangible assets. Under the provisions of FASB guidelines, goodwill and indefinite-lived intangible assets are required to be tested for impairment annually, in lieu of being amortized, using a fair value approach at the reporting unit level. Furthermore, testing for impairment is required on an interim basis if an event or circumstance indicates that it is more likely than not an impairment loss has been incurred. An impairment loss shall be recognized to the extent that the carrying amount of goodwill or any indefinite-lived intangible asset exceeds its implied fair value. Impairment losses shall be recognized in operating results.

Our valuation methodology for assessing impairment, using the discounted cash flows approach, requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, we may record impairment charges in the future. Our annual impairment review performed on December 31, 2009 indicated that due to a lack of funding for Working Capital, the Company had not been able to commercialize the Rubber Plastic Alloy and Vistamer patents and as a result the Company impaired 100% of the value of these patents.

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

Stock Based Compensation

Stock-Based Compensation  The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Sholes option pricing model. The Black-Sholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. The Black-Sholes model is also used for our valuation of warrants.

Recently Issued Accounting Pronouncements

Exousia does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Note B – Going Concern

As of December 31, 2009, the Company had generated revenue of $360,827.  The Company is subject to the risks associated with companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets. Without additional funding, the Company may be unable to continue as a going concern. The Company expects to obtain additional debt and equity financing from various sources in order to finance its operations and to grow through merger and acquisition opportunities. However, the Company is currently dependent upon external debt and cash flows have historically been and in 2009 insufficient for the Company’s cash needs. New debt or equity capital may contain provisions that could suppress future stock prices further, or cause significant dilution to current shareholders and increase the cost of doing business. In the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations. On January 13, 2010 the Company acquired 100% of Evergreen in exchange for 100 million Series A Preferred Shares of the Company. The assets, net of liabilities, of Evergreen were $23,970,000.

Note C– Prepaid Expenses, Patents and Intangible Assets

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

	December 31, 2009	December 31, 2008
Gross Carrying Amount	1,800,000	1,800,000
Less: Accumulated Amortization	((394,820)	(176,531)
Patent impairment	(1,405,180)	(43,640)
Net	-------	1,579,829

Security Deposit	4,500	14,417

In 2009 the Company fully impaired all Patents. While the company believes these patents retain great value, the inability to raise sufficient Working Capital to commercialize the patents required that we fully impair the value.

Note D – Notes Payable

During 2009, the Company raised $2,999,575 in short term Notes Payable. As of December 31, 2009, the company had negotiated with the lenders agreement to withhold foreclosing on their debt pending attempts by the company to recapitalize the debt. There can be no guarantees that the lenders will not demand payment and force the company into involuntary bankruptcy if the company is not successful in recapitalizing the debt.

	December 31, 2009	December 31, 2008
Total Notes Payable	1,730,886	109,855
Less: Current Portion	(1,730,886)	(109,855)
Long-Term Portion	-	-

2010 1,730,886

On July 28, 2009 the Company received $1,000,000 in exchange for a Convertible Note Payable to PTV Investments and Fairbanks Investments (the “Lenders”). The Note was secured by the Company’s Intellectual Properties and Patents. The note provided for additional borrowing based upon agreement with the Lenders predicated upon certain events and agreement with the Lenders. At December 31, 2009 no additional amounts had been borrowed. The terms of the Note provide for minimum monthly payments at 12% per annum beginning on August 15, 2009. In October 2009, November 2009 and December 2009 the Company was unable to meet the minimum monthly payments and entered into a forbearance agreement with the Lenders. As a result of the acquisition with Evergreen, the Lenders have agreed to a delay in the monthly payments required in 2010 until April 28, 2010 in exchange for 16,039,474 warrants to purchase common stock of the company at $0.01 per share.

On February 19, 2009_ the Company received $575,000 in exchange for a Note Payable bearing interest at a rate of 12% to Jay Powers (the “Lender”). The Note was secured by 3,250,000 shares of the company’s common stock currently being held in escrow. The Note was due on June 15, 2009. The company was not able to make payment on that date.

During 2009, the Company received $240,000 in exchange for various short term notes bearing interest at a rate of 12% with Lee Mann (the “Lender”). The notes were unsecured and the company was not able to make payments when those notes became due.

During 2009, the Company received $350,000 in exchange for various short term notes bearing interest at a rate of 12% with George Stapleton, a former director of the company. The notes were unsecured and the company was not able to make payments when those notes became due.

During 2009, the Company received $100,000 in exchange for a short term note bearing interest at a rate of 12% with Fay Durand. The note was unsecured and the company was not able to make payments when those notes became due

During 2009, the Company received $25,000 in exchange for a short term note bearing interest at a rate of 12% with Al Kau. The note was unsecured and the company was not able to make payments when those notes became due

During 2009, the Company received $5,000 in exchange for a short term note bearing interest at a rate of 12% with Elorian Landers. The note was unsecured and the company was not able to make payments when those notes became due

During 2009, the Company received $399,575 in exchange for a short term note bearing interest at a rate of 12% with Launch Pad Capital. The note was unsecured and the company was not able to make payments when those notes became due

Note E – Related Party Debentures Payable

During 2006 and 2007, the Company entered into convertible notes with a small group of accredited investors, who are also shareholders of the Company, in the total amount of $242,000. The Notes have a term of twelve months and bear simple interest at a rate of 8% per annum.  During 2007, $195,000 of the debentures was converted to common stock. Investors received a stock kicker of two shares of common stock for each $1.00 of investment made in the convertibles notes resulting in the issuance of 364,000 shares of common stock to these investors for the year ended December 31, 2006 and an additional 100,000 shares during the year ended December 31, 2007.  These shares were valued at $85,681 and are included in Debt Issuance Costs at December 31, 2006.  As of December 31, 2007, $85,681 had been amortized. During 2008, the remaining $47,000 of the convertible debentures, plus accrued interest of $3,951 was converted into 148,223 shares of common stock valued at $51,900.

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

Note G – Income Taxes

Exousia uses the liability method where deferred tax assets and liabilities are determined based on the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During the period from inception to December 31, 2009, Exousia Advanced Materials, Inc. incurred net losses and therefore has no tax liability accrued in the accompanying financial statements.  The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is approximately $8,751,708 at December 31, 2009, and will expire beginning in the year 2025.

At December 31, 2009 and 2008, deferred tax assets consisted of the following:

	2009	2008
Net operating losses	$2,975,581	$1,815,106
Less: valuation allowance	(2,975,581)	(1,815,106)

Net deferred tax asset	$-	$-

Note H – Capital Structure and Common Stock

As of December 31, 2008, the Company had 50,917,866 common shares issued and outstanding of which approximately 23,034,559 or 45.22% are owned directly or indirectly by officers and directors of the Company.

We had the following common stock transaction during the year ended December 31, 2008:

•	2,251,154 shares issued for cash totaling $1,463,250 to accredited investors as part of a private placement with warrants of 2,251,154 at an exercise price of $1.00 and a term of 30 months.
•	10,000 shares issued for services valued at $6,400 based upon the closing price of the Company’s common stock on the date of issue.
•	662,068 shares issued for conversion of debentures valued at $231,724 based on the contracted conversion price of $0.35 per share.
•	3,832,000 shares issued for services valued at $3,425,800 based upon the closing price of the Company’s common stock on the date of issue.
•	500,000 shares issued for patent valued at $450,000 based upon the closing price of the Company’s common stock on the date of issue.
•	200,000 shares issued for cash totaling $130,000 to accredited investors as a part of a private placement with warrants of 200,000 at an exercise price of $1.00 and a term of 30 months.
•	2,033,538 shares issued for services valued at $1,220,122 based upon the closing price of the Company’s common stock on the date of issue.
•	650,000 shares issued for services valued at $386,000 based upon the closing price of the Company’s common stock on the date of issue.
•	800,000 shares issued for cash totaling $520,000 to accredited investors as a part of a private placement with warrants of 800,000 at an exercise price of $1.00 and a term 30 months.
•	1,692,308 shares issued for cash totaling $1,100,000 to accredited investors as a part of a private placement with warrants of 1,692,308 at an exercise price of $1.00 and a term of 30 months.
•	685,715 shares issued for cash totaling $320,000 to accredited investors as part of a private placement with warrants of 685,715 at an exercise price of $.50 for a term of 30 months.
•	1,116,000 shares issued for services valued at $571,770 based upon the closing price of the Company’s common stock on the date of issue.
•	300,000 shares issued for Board of Directors compensation valued at $75,000 based upon the closing price of the Company’s common stock on the date of issue.

The Company had the following common stock transactions during the year ended December 31, 2009:

•	7,594,657 shares issued for services valued at $1,927,523 based upon the closing price of the Company’s common stock on the date of issue.
•
740,571 shares issued for cash totaling $220,500 to accredited investors as part of a private placement with attached warrants of 740,571 with an exercise price range of $0.35 to $0.50 and a term of 30 months. The relative fair value of the common stock is $73,709 and the relative fair value of the warrants is $70,849.

•	1,640,878 shares issue for the conversion of note payable valued at $229,723 based upon the closing price of the Company’s common stock on the date of issue.

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

 In the 4th quarter of 2009, the Company issued warrants lieu of interest for certain notes payable. The total value of the warrants issued was $1,042,996.

In the 4th quarter of 2009, the Company issued warrants for services. The total value of the warrants issued was $1,805,989.

On June 22, 2009, the Company issued the vested portion of the employee stock options. The total value of the options is $308,470 with $77,117 vesting as of June 22, 2009 and $77,117 vesting as of December 22, 2009.

Note I – Stock Option Plan

On December 22, 2008 the Company’s Board of Directors approved a stock option plan to attract and retain key employees.  The plan authorized Management to issue up to 5,250,000 options over 3 years period.  In 2008, 1,750,000 of these options were issued.  In 2009, 5,050,000 of these options were issued. The options vest at 25% after 6 months, 50% after 12 months, 75% after 24 months and 100% after 36 months.

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

Note J – Related Party Transactions

J. Wayne Rodrigue, Jr., Exousia’s founder and controlling shareholder, director and Chief Executive Officer, for the twelve months ended December 31, 2008, Mr. Rodrigue received $188,538 in cash compensation and 100,000 shares of common stock valued at $25,000. Shares were compensation for serving on the Board of Directors. On December 22, 2008, Mr. Rodrigue was also granted 400,000 stock options as part of the company’s stock option plan valued at $70,507. The options vest in accordance with the stock option plan (Note I) thus as of December 31, 2008 the 400,000 options are unvested. On November 30, 2009 Mr. Rodrigue was also granted 500,000 options as part of the company’s stock option plan valued at $156,358.  Additionally, Mr. Rodrigue was granted 600,000 options as part of the company’s stock option plan valued at $64,134.  The options vest in accordance with the stock option plan (Note I) thus as of December 31, 2009 1,200,000 options are unvested.

Robert Roddie was hired, on May 15, 2008, as the Company’s Senior Vice President, Chief Financial Officer and Chief Operating Officer, and received $99,210 in cash compensation for 2008.  Mr. Roddie received 500,000 shares of the Company’s common stock as a sign on bonus valued at $300,000. On December 22, 2008, Mr. Roddie was also granted 400,000 stock options as part of the company’s stock option plan valued at $70,507. On  November 30, 2009 Mr. Roddie was also granted 500,000 options as part of the company’s stock option plan valued at $156,358.   Additionally, Mr. Roddie was granted 600,000 options as part of the company’s stock option plan valued at $64,134.  The options vest in accordance with the stock option plan (Note I) thus as of December 31, 2009 the 1,200,000 options are unvested.

Robert Lane Brindley, received for the twelve months ended December 31, 2008, received 100,000 shares of common stock valued at $25,000. Shares were compensation for serving on the Board of Directors.  In 2009, Mr. Brindley received 250,000 options as part of the company’s stock option plan valued at $31,067.

Note K– Commitments and Contingencies

Commitments

On May 2, 2007, Exousia leased office space under an operating lease beginning June 1, 2007 that expires in September 2010.  During 2008, the monthly rent expense ranged from $4,667-$6,281 until April 1, 2008 when additional space was leased and the monthly rent expense increased to $10,313.  Rent expense was $108,431 and $43,867 in 2008 and 2007, respectively. The Company recognizes rent expense using the straight-line methods.

On January 9, 2008, Exousia leased space to store Vistamer in El Campo, Texas. The cost of lease is $3,500 per month for the first year, $4,000 for the second and third year, and $4,500 for the fourth and fifth year. The Company signed a sixty month lease effective February 1, 2008. Rent expense was $47,500 in 2009 and $38,500 in 2008. At December 31, 2009 the Company was 3 months delinquent on payment of this rent.

On March 5, 2008, Exousia leased two spaces in Channelview, Texas.  The monthly rent expense is $3,251. The Company signed a sixty month lease effective March 5, 2008. Rent expense was $43,040 in 2009 and $32,515 in 2008. At December 31, 2009 the Company was 3 months delinquent on payment of this rent.

On April 1, 2008, Exousia leased a 30,000 square foot space in Wuqing Development Zone and Tianjin, China. The Company signed a sixty month lease effective April 1, 2008 to March 31, 2013 and the monthly rent expense is $1,220.  Rent expense was and $10,980 in 2008. No rent was paid during 2009.

Minimum lease payments due under non-cancelable leases over the next five years and thereafter are as follows as of December 31, 2008:

Year Ending December 31,

2010	$89,008
2011	$89,508
2012	$10,418
2013	$10,418
Total	$199,352

Contingencies

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

On or about June 18, 2009, a Judgment was entered in Cause No. 09-CCV-038967 in the County Court at Law 4 of Fort Bend County, Texas, in favor of Baker & Daniels LLP against Exousia for the sum of $7,438.91 with interest thereon from the 18th day of June, 2009, at the rate of 5% per annum.  As of December 31, 2009, the Company has accrued a total of $17,280.

On or about June 12, 2009, suit was filed by Little Trailer Company, Inc. against Exousia in the Elkhart Superior Court, bearing Cause No. 20D06-0906-PL-7 relating to a claim by Little Trailer Company Inc. for payment of a ‘break up fee’ allegedly owed in connection with an Asset Purchase and Sale Agreement between Little Trailer Company, Inc. and Exousia.  The Company disputes the claim of Little Trailer Company, Inc., and is engaged in defending the claim. As of December 31, 2009 the Company has accrued a total of $100,000.

On or about January 28, 2010, suit was filed by Third Cross Copperstone, Inc. against Exousia in the 268th Judicial District Court of Fort Bend County, Richmond, Texas, bearing Cause No. 10-DCV-178160, to collect unpaid rent in the amount of $103,130.00 in connection with the lease by Exousia of office space at 1200 Soldiers Field Drive, Suite 200, Sugar Land, TX 77479.  The Company filed its Answer in the case on March 1, 2010, and is in the process of responding to discovery requests submitted by the Plaintiff in the suit.  The Company disputes the claims, but continues to investigate the claims made in the suit.  Neither the likely outcome of the suit nor the amount of loss, if any, can be reasonably estimated.

The Company entered into a Contract for Services in 2005 with GoPublicToday.com, Inc., which GoPublicToday.com, Inc., or an affiliated entity (“GPT”) claims to have been breached, and which allegedly forms the basis for a claim by GPT of 75,000 shares of Exousia common stock and an additional amount of approximately $76,017.66 in cash.  The Company disputes that any amount or any shares are owed to GPT.  Neither the likely outcome of the claim nor the amount of loss, if any, can be reasonably estimated.

Note L – Technological License Rights and Obligations

As of the date of this report, the Company has not earned any revenues associated with these rights and obligations.

Note M – Business Combination

On March 5, 2008 the Company acquired the assets of Aegeon, LLC (“Aegeon”) for a purchase price of $193,000 which was paid in cash at the close of this transaction. Aegeon primarily has focused on the manufacturing and distribution of industrial grade coatings. Certain notes and other liabilities due from Aegeon were not part of this transaction. This purchase has been accounted for as a business purchase pursuant to an evaluation by management of Accounting Standards Codification 805, business combinations. The transaction was evaluated and the Company believes that the historical cost of the assets acquired approximated fair market value given the current nature of the assets acquired. The fair value of the net assets acquired was $427,583 resulting in a bargain purchase of $234,583.   Pursuant to business combination accounting and specifically FASB statement 141 in a bargain purchase any shortfall of consideration is first netted against the long term assets acquired. Given that the fair value of any long term assets acquired was zero the in accordance with purchase accounting the next step would be to consider any contingent consideration. Since there was no contingent consideration in this transaction pursuant to purchase accounting the excess purchase price of $234,583 is treated as an extraordinary gain.

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

Pro forma
twelve month period
ended 12/31/08

Sales	$1,621,911
Cost of Sales	1,228,954
Gross Margin	392,957

Operating Expenses	9,835,308
Other Expenses	(184,815)

Net Loss	$(9,257,833)

Loss Per Share	$0.00

Note N – Subsequent Events

The Company has evaluate subsequent events through April 15, 2010. On January 13, 2010, Exousia Advanced Materials, Inc. (“Exousia”) acquired a 100% ownership interest in Evergreen Global Investments Ltd. (“Evergreen”). This was accomplished by the reverse merger of an Exousia subsidiary, formed for the sole purpose of the merger, with Evergreen. Evergreen was the surviving entity after the merger and therefore became a wholly owned subsidiary of Exousia. The purchase price of the acquisition was $23,971,000. Exousia issued 10,000,000 shares of its Convertible Preferred Stock to the shareholders of Evergreen in exchange Exousia acquired 100% of the stock of Evergreen. The preferred shares are convertible to common stock at a rate of 20.475 shares of common stock for every preferred stock share held.  The assets of Evergreen are:
(Unaudited)
Description	Value
(in thousands)
82% of the common shares of PriceEnergy.com, Inc.	$5,740
An interest in a South Carolina biodiesel production facility – net assets	$6,000
An oil terminal located in Rockaway New Jersey	$6,600
A throughput and delivery fee charge agreement for the Rockaway Oil Terminal	$1,612

A Fuel Contract with Green Energy Cooperative See Note	$7.000

Total Value of Evergreen Assets	$26,952

Total Debt Associated with Evergreen Assets	$2,981

Net Book Value of Evergreen’s Assets	$23,971

Note: The value of the Fuel Contract acquired is a 5 year 100,000,000 gallon per year agreement to provide diesel fuel.  There currently is no throughput on this contract pending resolution of the Congressional legislation which been passed but not enacted as of this date.

A further description of certain Evergreen assets follows:

•
Certain real estate and equipment that are leased to third parties. Evergreen owns the company that owns the real estate commonly known as the Rockaway Oil Terminal located in Rockaway, New Jersey consisting of 5.8 acres, two office buildings, fuel loading rack, and fuel tanks with a storage capacity of 3,150,000 gallons (75,000 barrels), valued at $6.6 million (hereinafter referred to collectively as the “Rockaway Terminal”), subject to the existing Mortgage Note Payable to a New Jersey bank secured by the Rockaway Terminal in the amount of $2.981 million.  The Rockaway Terminal was acquired by Evergreen from Able Energy, Inc. on December 1, 2009. At that time, Able entered into a 20-year triple net lease with Evergreen for the use of the Rockaway Terminal at a rent of $45,000 per month (the “Lease”). An addendum to the Lease was made whereby Evergreen shall receive throughput and delivery fees in addition to its rent under the Lease.

•
82% of the outstanding common stock of PriceEnergy. PriceEnergy  is an industry leading e-commerce based business selling energy products and services to its residential and commercial customers. Through the use of proprietary technology, customers can use the Internet to check their local current fuel oil price, place orders, arrange for payment, and manage deliveries of heating oil, diesel fuel, and other energy products 24 hours a day, 7 days a week. PriceEnergy is rapidly migrating its entire product base to include Green Energy attributes.

•
An interest in a South Carolina biodiesel production facility (“Biodiesel Production Facility”). The Biodiesel Production Facility is a producer of soybean oil based biodiesel, its production by-product glycerin, and has a 36-million gallon per year production capacity for biodiesel. The Biodiesel Production Facility produces to the ASTM / EN 14214 biodiesel specifications and is one of a handful of biodiesel facilities to produce to the European Union (“EU”) biodiesel specifications. The Biodiesel Production Facility has been a member of the National Biodiesel Board and has taken great time and effort to become BQ-9000 accredited by the National Biodiesel Board. In 2009 the US House of Representatives passed an incentive package providing for a $1.00 per gallon credit to provide incentives to produce renewable energy resources such as biodiesel. In early 2010, the Senate passed a similar piece of legislation that is currently in the reconciliation process with the House bill. This plant is currently shut down an is currently without production.

UNAUDITED PROFORMA CONSOLIDATED FINANCIAL INFORMATION
On January 13, 2010, Exousia issued 10,000,000 shares of convertible Preferred Stock in exchange for 100% of the common shares of Evergreen Global Investments Inc.

The following table sets forth at December 31, 2009 (i) the actual balance sheet of Exousia Advanced Materials; (ii) the balance sheet of Evergreen Global Investments on a pro forma basis reflecting the company’s balance sheet as if the acquisition had occurred on December 31, 2009.

	Exousia	Evergreen	Consolidated
	Actual	Pro Forma	Pro Forma
Cash	3,015	---	3,015
Accounts Receivable	45,066	---	45,066
Prepaid Expenses	4.060	---	4,060
Total Current Assets	52,141	---	52,141

Fixed Assets	88,585	12,776,000	12,864,585
Other Assets	8,889	1,612,000	1,620,889
Goodwill	---	12,564,000	12,564,000
Total Assets	149,615	26,592,000	27,101,615

Accounts payable and accrued liabilities	1,913,191	---	1,913,191
Long-Term Debt	1,495,399	2,981,000	4,476,399
Total Liabilities	3,408,590	2,981,000	6,389,590
Common Stock	60,893	---	60,893
Preferred Stock	---	23,971,000	23,971,000
Additional Paid In Capital	20,698,728	---	20,698,728
Accumulated Deficit	(24,018,596)	---	(24,018,596)
Total Shareholders’ Equity	(3,258,975)	23,971,000	20,712,025

Total Liabilities and Shareholders’ Equity	149,615	26,952,000	27,101,615

The Goodwill associated with the Evergreen assets acquired relate to the Fuel Contract acquired which was valued at $7,000,000 in the acquisition and the excess of the Purchase Price of PriceEnergy ($5,740,000) over the Net book Value of the Assets acquired ($175,638)

The following table sets forth (i) the actual results of operations for Exousia for the twelve months ended December 31, 2009 and (ii) the results of operations of Evergreen on a pro forma basis reflecting the company’s income statement for the year ended December 31, 2009 as if the acquisition had been in effect for the entire year of 2009.

	ExousiaEvergreen	Consolidated
	Actual	Pro forma	Pro forma
Revenues	$360,827	$14,054,000	$14,414,827
Cost of Sales	$212,206	$11,806,000	$12,018,206
Gross Profit	$148,621	$2,248,000	$2,396,621
Operating Expenses	$8,327,781	$1,241,000	$9,568,781
Operating Income (Loss)	$(8,179,160)	$1,007,000	$(7,172,160)

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

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses were identified.

1.
As of December 31, 2009, effective controls over the control environment were not maintained.  Specifically, a formally adopted a written code of business conduct and ethics that governs to the Company’s employees, officers and directors was not in place.  Additionally, management has not developed and effectively communicated to its employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2009, effective controls over financial statement disclosure were not maintained.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of December 31, 2009, effective controls over equity transactions were not maintained.  Specifically, controls were not designed and in place to ensure that equity transactions were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

 Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting.

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information regarding the members of our board of directors and its executive officers:

Name	Age	Position
J. Wayne Rodrigue, Jr.	55	Chief Executive Officer/President/ Board Chairman
Robert Lane Brindley	44	Director
Michael Beane	52	Director
Robert Roddie	54	Senior Vice President/Chief Financial Officer/Chief Operating Officer
During 2009 Mr. George Stapleton and Mr. Terry Stevens resigned their positions as Directors of the Company.

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

The Company currently have employment agreements with its officers including its CEO, Wayne Rodrigue and its Senior VP, CFO/COO, Robert Roddie. The terms of these agreements have been approved by our board of directors.

Name and Position	Year	Salary	Bonus	Stock Awards	All Other

J. Wayne Rodrigue, CEO	2005	-		$1,000
	2006	$60,095		$15,519
	2007	$115,000		$144,570
	2008 2009	$188,538 $80,769		$25,000 $185,000
Robert Roddie, Sr. VP/CFO/COO	2008 2009	$99,210 $87,000		$185,000
				-

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the shares of our common stock as of the close of business on December 31, 2009 for each person known by us to own beneficially five percent or more of our common stock and of each of our directors and our officers and directors as a group.  For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13(d)-3 of the Securities Exchange Act of 1934, under which a person is considered to be a beneficial owner of a security if such person has or shares the power to vote or to direct the voting of the security or the power to dispose or to direct the disposition of the security, or if that person has the right to acquire beneficial ownership of that security within 60 days through the exercise of any option, warrant or conversion of a security.  As of December 31, 2009, we have 60,893,972 shares issued and outstanding.

None
Name & Address of Security Holder	Title or Position, if any	Number of shares beneficially owned	Percentage of class
J. Wayne Rodrigue(1) 8503 North Fitzgerald Way Missouri City, TX 77459	Chairman and CEO	14,731,895	24.19%

Robert Lane Brindley 11833 Park Forest Court Glenn Allen, VA 23059	Director	1,228,830	2.02%

Robert Roddie 407 Planters Row Lafayette, LA 70508 Michael Beane 6 Eagle Point lane Castle Rock CO 80,108	CFO, COO, Sr. V-Pres.	1,110,000	1.82%

Michael Beane 6 Eagle Point lane Castle Rock CO 80,108	Director	50,000
All Directors and Officers as a Group		17,120,175	28.11%

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

M&K CPAs, PLLC serves as our independent public auditors.  The following fees were incurred by M&K CPAs, PLLC for services rendered during the years ended December 31, 2009 and 2008:

Audit Fees: $93,350 and $111,417 for 2009 and 2008, respectively, for services rendered for the audit of our financial statements and review of the financial statements included in our Forms 10-K and 10-Q.

ITEM 15 – EXHIBITS

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

A current disclosure on Form 8-K was filed on January 13, 2010 setting forth in detail the disclosures required related to the reverse merger between Evergreen Global Investments Ltd. and Exousia’s subsidiary, Exousia Merger Subsidiary I, Inc., whereby Evergreen Global Investments Ltd. became a wholly owned subsidiary of Exousia.

Exhibit No.	Description of Exhibit
1.1	Agreement and Plan of Merger dated as of December 31, 2009 among Evergreen Global Investments Ltd. and Exousia Merger Subsidiary I, Inc.
3.1	Certificate of Designation and Preferences of Series A Convertible Preferred Stock of Exousia Advanced Materials, Inc.
8.1	Press release issued by Exousia on January 13, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Exousia Advanced Materials, Inc. (Registrant)

By //s// J. Wayne Rodrigue, CEO
Date: April 15, 2010

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By //s// Robert Roddie, Senior VP/CFO/COO
Date: April 15, 2010

By //s// J. Wayne Rodrigue, Chairman
Date: April 15, 2010
By //s// Robert Lane Brindley, Director
Date: April 15, 2010
By //s// Michael Beane, Director
Date: April 15, 2010