Form 10-K/A
period 2009-12-31
Exousia Advanced Materials, Inc.
filed 2010-04-16
CIK 1136868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

350 Fifth Avenue, Suite 5720
New York, New York,  10118-5720
(Address of Principal Executive Offices, including zip code)

(Registrant’s Telephone Number, Including Area Code)
(212) 796-4333

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

•
Exousia products include proprietary resins, additives, industrial coatings and structural materials. The Company’s products are sold under the trade names RPA™ Resin, VISTAMER® Rubber Engineered Particles, AEGEON™  (U.S.) and Power Shield™  (China) Industrial Coatings, TrussCore™ Structural Components and ECORE™ Structural Foam.

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

As a result of its acquisition of Evergreen, Exousia’s business is expanding to include the marketing, sales and development of ecologically sensitive fuel products, initially in the Northeastern sector of the United States.

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

VISTAMER Rubber is a performance additive for plastics, concrete, epoxy, latex, and polysulfides that improves impact resistance, tear resistance, adhesive strength, traction, toughness, flexibility and abrasion resistance. Customers use VISTAMER Rubber as a performance additive to manufacture new products with superior characteristics, or enhance the performance and value of existing products, such as industrial coatings. Examples of how customers might use VISTAMER Rubber include:

•	Addition to epoxy floor coatings to increase flexibility and improve impact resistance
•	Addition to polyurethane industrial wheels to give superior grip and traction
•	Incorporation in polysulfide coatings to increase abrasion resistance and toughness
•	Addition to latex floor paint to increase slip resistance

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

o	E CORE™ STRUCTURAL FOAM
E CORE integrates urethane foam, carbon spheres and VISTAMER Rubber Engineered Particles into a composite foam material that is typically cut into sheets. These sheets can then be laminated to RPA or other materials. The result is a composite structural panel that is highly competitive in heavy-duty applications where plywood or similar materials are used, such as marine decking. E CORE panels are far lighter than laminated plywood; yet provide a strong, high-impact material that is moisture resistant. They also provide excellent protection against harsh weather and UV radiation. E CORE can be manufactured in solid, single pieces of up to 8’ x 28’, thereby allowing it to be a solution for a wider range of applications. It may also be manufactured with application-specific surfaces (i.e. non-skid), and in various colors.

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

Distribution Strategy
US:	Sell through regional, independent representatives & distributors.
China:	Sell through regional distributors and national marketing representatives, as well as directly to end users.

Promotion Strategy
US:	Selective, High-Impact Marketing (direct, trade journals, industry involvement, etc.)
China:	Implement co-op Marketing Programs with Distributors and direct sales efforts to certainhigh impact end users.

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

3. The Company Will Require Additional Capital to Develop and Market Our Products.

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

Exousia is an Advanced Materials Company that is built on two principal core sciences that has been developed by its founders over a period of 14 years. On January 13, 2010 the company consummated an acquisition agreement with Evergreen that expanded the scope of products and services by the company to include a proprietary internet platform and renewable energy resource products. The Company believes that this transaction greatly enhanced its financial position as well as expanding its product offerings into growth industries.

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

Product Categories:

Results of Operations

Comparison of the Year ended December 31, 2009 to the Year ended December 31, 2008.

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

	December 31, 2009	December 31, 2008
Total Notes Payable	1,730,886	109,855
Less: Current Portion	(1,730,886)	(109,855)
Long-Term Portion	-	-

Future payment due dates are:
2010	1,730,886
2011	---
2012	---
2013	---
2014	---

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

The Goodwill associated with the Evergreen assets acquired relate to the Fuel Contract acquired which was valued at $7,000,000 in the acquisition and the excess of the Purchase Price of PriceEnergy ($5,740,000) over the Net book Value of the Assets acquired ($175,638).

The following table sets forth (i) the actual results of operations for Exousia for the twelve months ended December 31, 2009 and (ii) the results of operations of Evergreen on a pro forma basis reflecting the company’s income statement for the year ended December 31, 2009 as if the acquisition had been in effect for the entire year of 2009.

	Exousia	Evergreen	Consolidated
	Actual	Pro forma	Pro forma
Revenues	$360,827	$14,054,000	$14,414,827
Cost of Sales	$212,206	$11,806,000	$12,018,206
Gross Profit	$148,621	$2,248,000	$2,396,621
Operating Expenses	$8,327,781	$1,241,000	$9,568,781
Operating Income (Loss)	$(8,179,160)	$1,007,000	$(7,172,160)

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

Management’s Report on Internal Control Over Financial Reporting

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

The following material weaknesses were identified:

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
Date: April 16, 2010

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By //s// Robert Roddie, Senior VP/CFO/COO
Date: April 16, 2010

By //s// J. Wayne Rodrigue, Chairman
Date: April 16, 2010
By //s// Robert Lane Brindley, Director
Date: April 16, 2010
By //s// Michael Beane, Director
Date: April 16, 2010