Form 10-Q
period 2010-03-31
Exousia Advanced Materials, Inc.
filed 2010-05-25
CIK 1136868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

(212) 796-4333
(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)   No 

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 231.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[  ] Yes [  ] No

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

Number of shares outstanding as of the close of business on May 24, 2010: 184,295,937 shares of common stock, $0.001 par value.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2010

PART I – FINANCIAL STATEMENTS

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
 BALANCE SHEETS
As of March 31, 2010 and December 31, 2009

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Cash and cash equivalents	$29,334	$3,015
Accounts receivable trade, net	2,300,413	45,066
Prepaid expenses	4,060	4,060
TOTAL CURRENT ASSETS	2,333,807	52,141

NON-CURRENT ASSETS Fixed assets, net of accumulated depreciation of $79,787 and $55,432 as of March 31, 2010 and December 31, 2009, respectively	6,917,871	166,523
Goodwill	7,877,766	-
Equity investment	6,000,000	-
Other Assets	852,889	8,889
TOTAL NON-CURRENT ASSETS	21,648,526	175,412
TOTAL ASSETS	$23,982,333	$227,553

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,913,358	$1,677,704
Debentures payable	56,496	56,496
Notes and interest payable, net of discount	5,038,380	1,674,390
TOTAL CURRENT LIABILITIES	9,008,234	3,408,590
SHAREHOLDERS' EQUITY (DEFICIT)
Series A Preferred Stock, no par value,10,000,000 million shares authorized; 10,000,000 and 0 shares issued and outstanding March 31, 2010 and December 31, 2009, respectively	16,781,784	-
Common stock $0.001 par value, 100 million shares authorized; 60,893,972 shares issued and outstanding March 31, 2010 and December 31, 2009, respectively	60,893	60,893
Additional paid-in capital	20,848,728	20,698,728
Minority Interest	1,189,313	-
Accumulated earnings (deficit)	(23,906,619)	(23,940,658)
Total shareholders' equity (deficit)	14,974,099	(3,181,037)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$23,982,333	$227,553

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31
	2010	2009
REVENUES
Sales	$4,483,457		$82,861

EXPENSES:
Cost of Sales	3,836,429		50,030
General and administrative expenses	92,526		1,906,422
Depreciation and amortization	24,290		54,194
TOTAL OPERATING EXPENSES	3,953,245		2,010,646

OPERATING INCOME (LOSS)	530,212		(1,927,785)

OTHER INCOME (EXPENSE):
Interest expense	(405,673)		(6,660)
Other income (expense)	(90,500)		(22)
Total Other Income & Expenses	(496,173)		(6,682)

Net Income (loss) before minority interest	34,039		(1,934,467)

Minority Interest	89,693		-

NET INCOME (LOSS)	$123,732	$	(1,934,467)

Basic and diluted net income (loss) loss per share	$0.002		$(0.04)
Fully diluted net income (loss) per share	$0.001		$(0.03)

Basic weighted average number of shares outstanding	61,568,972		53,929,090

Fully Diluted Weighted Average share outstanding	268,473,975		62,073,972

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
 For the Three Months Ended March 31, 2010

	Preferred Stock		Common Stock
	No. of Shares	Preferred Stock			Additional
			No. of	Capital	Paid In	Accumulated	Minority
			Shares	Stock	Capital	Deficit	Interest	Total

Balance, December 31, 2009	-	$-	60,893,972	$60,893	$20,698,728	$(23,940,658)	$-	$(3,181,037)

Warrants issued	-	-	-	-	150,000	-	-	150,000

Preferred stock issued for acquisition	10,000,000	17,416,784	-	-	-	-	-	17,416,784

Cost associated with issuance	-	(635,000)	-	-	-	-	-	(635,000)

Non-controlling interest of acquisition	-	-	-	-	-	-	1,099,620	1,099,620

Net income	-	-	-	-	-	34,039	89,693	123,732
Balance, March 31, 2010	10,000,000	$16,781,784	60,893,972	$60,893	$20,848,728	$(23,906,619)	$1,189,313	14,974,099

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$123,732	$(1,934,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Capital stock issued for services	-	1,076,311
Depreciation and amortization	24,290	54,193
Amortization of note discount	344,700	-
Abandoned acquisition expense	-	19,999
Change in operating assets and liabilities:
---Accounts receivable	(2,255,347)	46,699
---Inventory	-	(3,534)
---Prepaid expenses	-	96,232
---Other assets	-	(15,998)
---Interest payable to related parties	60,973	6,113
---Accounts payable and accrued liabilities	2,212,971	27,205
Net cash used in operating activities	511,319	(647,246)
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of Acquisition	(635,000)	-
Net cash used in investing activities	(635,000)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of insurance payable	-	(7,832)
Payments on debt	-	(1,394)
Stock payable	-	1,250,000
Common stock issued for cash	-	115,000
Proceeds from Notes payable	150,000	610,000
Net cash provided by financing activities	150,000	715,774
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	29,319	68,528

Cash and cash equivalents, beginning of period	3,015	139,967
Cash and cash equivalents, end of period	$29,334	$208,495

NON CASH TRANSACTIONS
Merger with Evergreen Global Investments Ltd.	$17,416,784	$-

SUPPLEMENTAL INFORMATION
Interest Paid	$-	$-
Taxes Paid	$-	$-

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

On January 13, 2010 the Company acquired 100% of the common stock of Evergreen Global Investments Ltd by issuing 10,000,000 shares of Series A Convertible Preferred Stock of the Company.

Principles of Consolidation

The accounts of all of our wholly-owned subsidiaries are included in the consolidation of these financial statements from the date of acquisition.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

Exousia recognizes revenues when products have been shipped to a customer pursuant to a purchase order or other contractual arrangement, the sales price is fixed or determinable, and collectability is reasonable assured. Price Energy is an e-commerce based business selling energy products and services to its residential and commercial customers. Revenues are recognized when the order is placed by the customers.

Accounts Receivable

Price Energy is an e-commerce business and largely works on a cash basis. The Company’s other business lines have 30 day net terms. The Company has evaluated collectability and determined that all accounts receivable as of March 31, 2010 are considered fully collectible.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated over the estimated useful lives using the straight line method. Useful lives range from 5 to 60 years.

Goodwill and Other Intangible Assets

The Company accounts for intangible assets with indefinite lives in accordance with FASB guidelines, Goodwill and Other Intangible Assets, which establishes financial accounting and reporting standards for acquired goodwill and other intangible assets. During the period, the Company recorded Goodwill and a value associated with the Trade Name “PriceEnergy.com”. Under the provisions of FASB guidelines, goodwill and indefinite-lived intangible assets are required to be tested for impairment annually, in lieu of being amortized, using a fair value approach at the reporting unit level. Furthermore, testing for impairment is required on an interim basis if an event or circumstance indicates that it is more likely than not an impairment loss has been incurred. An impairment loss shall be recognized to the extent that the carrying amount of goodwill or any indefinite-lived intangible asset exceeds its implied fair value. Impairment losses shall be recognized in operating results. The Company performed an interim test of its intangibles as of March 31, 2010 and determined there was no impairment of the carrying values as of that date.

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

During 2009, the Company received $100,000 in exchange for a short term note bearing interest at a rate of 12% with Fay Durand. The note was unsecured and the company was not able to make payments when those notes became due

During 2009, the Company received $25,000 in exchange for a short term note bearing interest at a rate of 12% with Al Kau. The note was unsecured and the company was not able to make payments when those notes became due

During 2009, the Company received $5,000 in exchange for a short term note bearing interest at a rate of 12% with Elorian Landers. The note was unsecured and the company was not able to make payments when those notes became due

During 2009, the Company received $399,575 in exchange for a short term note bearing interest at a rate of 12% with Launch Pad Capital. The note was unsecured and the company was not able to make payments when those notes became due

On March 10, 2010, the Company acquired a short term loan in the amount of $50,000 for use of operations. The loan was to be paid back on or before April 15, 2010 bearing interest of 12% per annum. In addition, as consideration for the loan, the Company issued 450,000 warrants to purchase common stock shares of the company with an exercise price or $0.05 per share. The warrants are exercisable at any time over the next 36 months.  The maturity date of this note has been extended to June 30, 2010 at an interest rate of 12%. The fair value of the warrants using the Black-Scholes pricing model exceeded the loan amount and as such the entire amount was recorded as a discount. The discount is being accreted up to the original amount through interest expense on a straight line basis which approximates the effective interest method due to the short term nature of the note. $29,167 was charged to interest expense for the period ended March 31, 2010.

On March 17, 2010, the Company acquired a short term loan in the amount of $50,000 for use of operations. The loan was to be paid back on or before April 15, 2010 bearing interest of 12% per annum. In addition, as consideration for the loan, the Company issued 450,000 warrants to purchase common stock shares of the company with an exercise price or $0.05 per share. The maturity date of this note has been extended to June 30, 2010 at an interest rate of 12%. The fair value of the warrants using the Black-Scholes pricing model exceeded the loan amount and as such the entire amount was recorded as a discount. The discount is being accreted up to the original amount through interest expense on a straight line basis which approximates the effective interest method due to the short term nature of the note. $24,138 was charged to interest expense for the period ended March 31, 2010.

On March 30, 2010, the Company acquired a short term loan in the amount of $50,000 for use of operations. The loan was to be paid back on or before April 15, 2010 bearing interest of 12% per annum. In addition, as consideration for the loan, the Company issued 450,000 warrants to purchase common stock shares of the company with an exercise price or $0.05 per share. The maturity date of this note has been extended to June 30, 2010 at an interest rate of 12%. The fair value of the warrants using the Black-Scholes pricing model exceeded the loan amount and as such the entire amount was recorded as a discount. The discount is being accreted up to the original amount through interest expense on a straight line basis which approximates the effective interest method due to the short term nature of the note. $3,125 was charged to interest expense for the period ended March 31, 2010.

The Company assumed mortgage of $2,971,000 against the Rockaway Terminal.   The note calls for monthly payments at 6.75% and has approximately 20 years remaining.

Note 3 - Equity Transactions

As of March 31, 2010, the Company had common shares issued and outstanding of 60,893,972 of which 16,316,166 or 26.8% are owned directly or indirectly by officers and directors of the Company. Also on that date the Company had 10,000,000 shares of Series A Preferred Shares outstanding, none of which were owned directly or indirectly by officers and directors of the Company. The holders of the Series A Preferred Shares have the right to convert their shares into fully paid and non-assessable shares of common stock at a conversion rate of twenty and 475/1000 (20.475) shares of common stock for each share of Series A Preferred Stock.

Note 4 – Warrants

In conjunction with the issuance of $150,000 of notes payable in March 2010, the Company issued Series D warrants to purchase 1,350,000 shares of common stock at $.05 per share. Under the Black-Scholes method using an expected life of 2.5 years, volatility of approximately 206% and a risk-free interest rate of 1.16-1.31%, the Company determined the warrants associated with the notes had a fair value of $170,196 as of the date of the transaction. Since the value of the warrants is greater than the value of the notes, the note discount is limited to the value of the notes.  Such amount was recorded as additional paid in capital with a corresponding amount recorded as a debt discount associated with the notes (see Note 2).  The debt discount, which is valued at $150,000, will be amortized to interest expense over the life of the notes.

Note 5 – Going Concern

Prior to January 13, 2010 the Company was dependent upon external debt and cash flows which historically had been insufficient for the Company’s cash needs. Despite the acquisition of Evergreen, the Company will continue to require the raising of new debt and/or equity capital to recapitalize the existing debt and notes and to provide for working capital. Unless the Company is successful in recapitalizing the old debt the Company may not be able to continue its operations.

Note 6 – Business Combination

On January 13, 2010, the Company acquired a 100% ownership interest in Evergreen Global Investments Ltd. (“Evergreen”). The purchase price of the acquisition was $17,416,784 for which Exousia issued 10,000,000 shares of its Series A Convertible Preferred Stock (“Preferred Stock”) to the shareholders of Evergreen. In exchange Exousia acquired 100% of the stock of Evergreen.

The following summary presents the estimated fair values of the assets acquired and liabilities assumed for as of the effective date of acquisition:

Fixed assets	$175,638
Trade name	844,000
Interest in biodiesel facility	6,000,000
Oil terminal	6,600,000
Total assets acquired	13,619,638
Liabilities	2,981,000
Minority interest	1,099,620
Net assets acquired	$9,539,018

Purchase price:
Preferred stock	$17,416,784
Total purchase price	17,416,784
Excess of purchase price over net assets acquired	7,877,766
Goodwill	$7,877,766

A further description of certain Evergreen assets follows:

•
Certain real estate and equipment that are leased to third parties. Evergreen acquired ownership from Able Energy, Inc. of the company that owns the real estate commonly known as the Rockaway Oil Terminal located in Rockaway, New Jersey  consisting of 5.8 acres, two office buildings, fuel loading rack, and fuel tanks with a storage capacity of 3,150,000 gallons (75,000 barrels) (hereinafter referred to collectively as the “Rockaway Terminal”). The Rockaway Terminal is valued at $6.6 million, subject to an existing Mortgage Note Payable to a New Jersey bank secured by the Rockaway Terminal in the current amount of $2.981 million.  The Rockaway Terminal was acquired by Evergreen on December 1, 2009 from Able Energy, Inc. (“Able”). At that time, Able entered into a 20-year triple net lease with Evergreen for the use of the Rockaway Terminal (the “Lease”). An addendum to the Lease was executed whereby Evergreen shall receive throughput and delivery fees in addition to its rent under the Lease.

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

•
An interest in a South Carolina biodiesel production facility (“Biodiesel Facility”). The Biodiesel Facility is a producer of soybean oil based biodiesel with its production by-product glycerin.  The Facility has a 36-million gallon per year production capacity for biodiesel. The Biodiesel Facility produces to the ASTM / EN 14214 biodiesel specifications and is one of a handful of biodiesel facilities to produce to the European Union (“EU”) biodiesel specifications. The Biodiesel Facility has been a member of the National Biodiesel Board and has been BQ-9000 accredited by the National Biodiesel Board.

The Company Capitalized $635,000 of Legal and Accounting Costs related to the Acquisition.

The following unaudited pro-forma assumes the transactions occurred as of the beginning of the periods presented as if it would have been reported during the three month period below:

Unaudited Pro Forma
Three month period ended
March 31, 2009

Sales	$6,753,900
Cost of Sales	5,872,878
Gross Margin	881,022

Operating Income	442,427

Net Income	$442,427
Basic Earnings per share	$0.007
Fully Diluted Earnings per share	$0.002

Note 7 - Property, Plant and Equipment

Property and equipment consisted of the following at March 31, 2010 and December 31, 2009 (in thousands):

	2010	2009
Land	$3,000,000	$-
Buildings	2,000,000	-
Oil terminal	1,600,000	-
Computers and equipment	211,000	71,000
Office furniture and equipment	151,000	151,000
Vehicles	36,000	-
	6,998,000	222,000
Less: Accumulated depreciation	(80,000)	(55,000)
Property and equipment, net	$6,918,000	$167,000

Depreciation and amortization expense was $23,290 and $10,532 for the periods ended March 31, 2010 and March 31, 2009, respectively.

Note 8 – Equity Investment

Evergreen, the Company’s wholly owned subsidiary acquired on January 13, 2010 owns a 30% interest in a Biodiesel Facility in South Carolina. For accounting purposes the Company treats this investment under the Equity Method. The Net Membership Interest in the South Carolina Production Facility as of March 31, 2010 was approximately $20,000,000 with the Company recording its 30% interest of $6,000,000. Under the Equity Method profits and losses are recorded as increases or decreases to the Investment recorded by the Company at the acquisition date. In the first quarter 2010, the Biodiesel Facility was not operational and no profit or loss was recorded. The value of the South Carolina Production Facility was based upon an independent asset appraisal performed in 2009 as well as an independent valuation by a certified financial analyst in 2010.

Note 9 – Other Assets

The Company engaged an independent appraiser to value the components of the acquisition. The Company recognized based upon this independent appraisal a value related to the trade name “PriceEnergy.com” an asset of $844,000.

Note 10 – Segment Reporting

The Company does not have material segments. Its First Quarter operations were limited to sales of home heating oil.

Note 11– Inventory

In 2009, the Company wrote off all inventories as obsolete.

Note 12 – Subsequent Events

In April, 2010, the Company acquired short term loans in the amount of $100,000 for use in operations. These loans bear interest at the rate of 1% per month and are due and payable on June 30, 2010

On April 26, 2010, the Company held a Special Meeting of its Shareholders. At that meeting the Shareholders approved the expansion of the number of authorized shares of its common stock from 100,000,000 shares to 450,000,000 shares. The Shareholders also approved at that meeting an amendment to the Company's Certificate of Formation that eliminated personal liability, to the extent permitted by law, of our directors and officers and provided for the indemnification of our directors, officers, employees, fiduciaries or agents.

On May 6, 2010, certain holders of the Company’s Series A Preferred Stock exercised their right to convert their Preferred Shares into shares of the Company’s Common Stock. As of May 22, 2010, 6,026,958 Shares of Preferred Stock had been converted into 123,401,965 Shares of Common Stock.

Item 2 – Management’s Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

 As of March 31, 2010, total assets were $23,982,333 consisting primarily of the assets of Evergreen. Current liabilities totaled $9,008,234, which consists of $3,913,358 of accounts payable and accrued expenses and $5,094,876 of notes payable. As of December 31, 2009, total assets were $227,553 and $1,129,905 in current liabilities. Our revenues for the three months ended March 31, 2010 and 2009 were $4,483,457 and $398,234, respectively.  For the first time in Company history the Company reported a profit for the Three Months Ended March 31, 2010 of $123,732 versus a loss of $1,934,467 for the three months ended March 31, 2009.   The profit was directly related to the acquisition of Evergreen.

Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. From January 13, 2010 with the acquisition completed, the Company’s operations have provided positive earnings and cash flow. Prior to the acquisition, the Company had significantly reduced overhead and operating costs. As a result of the merger with Evergreen and acquisition of assets and the positive cash flow being generated by the Company, the Company expects to be able to fund current operations and is evaluating options for recapitalization of its existing debt.

Price Energy

Price Energy represented the primary contributor of Revenue and Cash Flow for the Company for the Three Months ended March 31, 2010. Evergreen owns 82% of the outstanding common stock of PriceEnergy. PriceEnergy is an industry leading e-commerce based business selling energy products and services to its residential and commercial customers. Through its proprietary internet platform, sales of energy through Price Energy in the First Quarter 2010 were $4,343,885. Sales through Price Energy in the first quarter were primarily of home heating oil. However management of Price Energy is expanding the scope and breadth of its offerings through an aggressive marketing program to include other energy related products throughout the United States.

Rental and Throughput Revenues

Evergreen’s subsidiary owns the company that owns certain real estate commonly known as the Rockaway Oil Terminal located in Rockaway, New Jersey consisting of 5.8 acres, two office buildings, fuel loading rack, and fuel tanks with a storage capacity of 3,150,000 gallons (75,000 barrels).  The Rockaway Terminal was acquired by Evergreen from Able Energy, Inc. on December 1, 2009. At that time, Able entered into a 20-year triple net lease with Evergreen for the use of the Rockaway Terminal (the “Lease”). An addendum to the Lease was executed whereby Evergreen shall receive throughput and delivery fees in addition to its rent under the Lease.

Biodiesel Facility

Evergreen owns an interest in a South Carolina Biodiesel Facility (“Biodiesel Facility”). The Biodiesel Facility is a producer of soybean oil based biodiesel, its production by-product glycerin, and has a 36-million gallon per year production capacity for biodiesel. In 2009 the US House of Representatives passed an incentive package providing for a $1.00 per gallon credit to provide incentives to produce renewable energy resources such as biodiesel. In early 2010, the Senate passed a similar piece of legislation that is currently in the reconciliation process with the House bill. The facility’s production is on hold until the $1.00 per gallon tax credit is renewed by Congress.  However, management expects the Biodiesel Facility to begin operations in the Second Quarter and to increase production throughout the year.

Fuel Contract

 In addition to the interest in the Biodiesel Facility, Evergreen owns a Fuel Contract.  The Fuel Contract acquired is a five year 100,000,000 gallon per year agreement to provide diesel fuel to Green Energy Cooperative. For the period January 1, 2010 to March 31, 2010, there were no sales under this contract pending reconciliation of legislation passed in December 2009 by the US House of Representatives and in March 2010 by the US Senate whereby the incentive package providing for a $1.00 per gallon credit to provide incentives to produce renewable energy resources such as biodiesel is renewed. However, management expects this legislation to pass and sales to begin in the Second Quarter.

Industrial Coatings – The Company shut down its operating plant in the United States and curtailed its staff in China. Management plans to evaluate Industrial Coating opportunities on a case by case basis. In the United States it will toll out any production needs until it is able to obtain enough sales to warrant re-opening a manufacturing facility. In China, management has reduced staff and has maintained sales contacts with certain customers, but has not had the working capital necessary to pursue certain opportunities. The Company anticipates that it will enter into sales contracts in the latter part of the Second Quarter of 2010.

RPA/Plastics Division - The Company shut down operations in this Division in the First Quarter of 2010.

Exousia has made great strides in its efforts to transform its product offerings from Industrial Coatings and Plastics to a broad provider of green energy fuel products. The Company was profitable in the First Quarter of 2010 for the first time in Company history. With the opening of the Biodiesel Facility, the implementation of the Fuel Contracts and the strategic pursuit of Industrial Coatings and Plastic opportunities, management expects revenue and profitability to continue to grow in 2010.

Item 3 – Quantitative and Qualitative Analysis about Market Risks

There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4T– Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

As of March 31, 2010, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

1.
As of March 31, 2010, effective controls over the control environment were not maintained.  Specifically, a formally adopted a written code of business conduct and ethics that governs to the Company’s employees, officers and directors was not in place.  Additionally, management has not developed and effectively communicated to its employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d) (5) (ii) of Regulation S-X.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of March 31, 2010, effective controls over financial statement disclosure were not maintained.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of March 31, 2010, effective controls over equity transactions were not maintained.  Specifically, controls were not designed and in place to ensure that equity transactions were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

4.	The Company has retained outside securities counsel to assist management in developing procedures and guidelines to rectify the above deficiencies and develop safeguards to prevent such deficiencies to reoccur in the future. The Company with the assistance of its outside securities counsel is also developing procedures to insure that disclosure controls are in effect to provide for timely reporting and disclosure of material information and events.

Changes in Internal Control over Financial Reporting

The Company anticipates that when the procedures referred to above are in place, that it will be in compliance with all disclosure requirements of the Exchange Act and its rules and regulations.

PART II – OTHER INFORMATION

Item 1 Legal Proceeding.

None.

Item 1A Risk Factors.

Not applicable.

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

 Item 3Defaults Upon Senior Securities.

None.

Item 4  (Removed and Reserved)

None.

Item 5  Other Information.

None.

Item 6  Exhibits.

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s SB-2 Registration Statement declared effective August 6, 2002.)
3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s SB-2 Registration Statement declared effective August 6, 2002.)
31.1 *	Certification of the Chief Executive Officer pursuant to Exchange Act Rule, Rule 13a-14a/15d-14a.
31.2 *	Certification of the Chief Financial Officer pursuant to Exchange Act Rule, Rule 13a-14a/15d-14a.
32.1 *	Certification of Chief Executive Officer pursuant to U.S.C. Section1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Executive Officer pursuant to U.S.C. Section1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Exhibits are submitted herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Exousia Advanced Materials, Inc. (Registrant)

By: /s/ Wayne Rodrigue CEO/President/Chairman
Date: May 24, 2010 By: /s/ Robert Roddie CFO/COO Date: May 24, 2010