Form 10-Q
period 2010-06-30
Exousia Advanced Materials, Inc.
filed 2010-08-23
CIK 1136868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ()   No (X)

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 231.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[  ] Yes [X ] No

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

Number of shares outstanding as of the close of business on August 20, 2010: 205,178,465 shares of common stock, $0.001 par value.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2010

PART I – FINANCIAL STATEMENTS

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
 BALANCE SHEETS
As of June 30, 2010 and December 31, 2010

	June 30,	December 31,
	2010	2009
ASSETS	(unaudited)

Cash and cash equivalents	$116,574	$3,015
Accounts receivable trade, net	-	45,066
Prepaid expenses	4,060	4,060
TOTAL CURRENT ASSETS	120,634	52,141

NON-CURRENT ASSETS
Fixed assets, net of accumulated depreciation of $116,446 and $55,432 as of June 30, 2010 and December 31, 2009, respectively	6,881,212	166,523
Goodwill	7,877,766	-
Equity investment	6,000,000	-
Other assets	852,889	8,889
TOTAL NON-CURRENT ASSETS	21,611,867	175,412
TOTAL ASSETS	$21,732,501	$227,553

LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,442,298	$1,677,704
Debentures payable	59,886	56,496
Notes and interest payable, net of discount	6,474,298	1,674,390
TOTAL LIABILITIES	9,976,482	3,408,590

SHAREHOLDERS' EQUITY (DEFICIT)

Series A Preferred Stock, no par value,10,000,000 million shares authorized; 3,973,042 and 0 shares issued and outstanding June 30, 2010 and December 31, 2010, respectively	16,781,784	-
Common stock $0.001 par value, 100 million shares authorized; 187,553,465 and 60,893,972 shares issued and outstanding June 30, 2010 and December 31, 2009, respectively	75,320	60,893
Additional paid-in capital	21,883,149	20,698,728
Capital stock payable	100,000	-
Treasury stock	(1,451,990)	-
Subscriptions receivable	(822,826)	-
Minority interest	1,185,210	-
Accumulated earnings (deficit)	(25,994,628)	(23,940,658)
Total shareholders’ equity (deficit)	11,756,019	(3,181,037)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,732,501	$227,553

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009
REVENUES:
Sales	$135,000	$121,393	$4,618,457	$204,254

EXPENSES:
Cost of Sales	-	73,820	3,836,429	123,850
General and administrative expenses	1,390,486	1,367,693	1,483,012	3,274,115
Depreciation and amortization	36,659	54,331	60,949	108,525
TOTAL OPERATING EXPENSES	1,427,145	1,495,844	5,380,390	3,506,490

OPERATING INCOME (LOSS)	(1,292,145)	(1,374,451)	(761,933)	(3,302,236)

OTHER INCOME (EXPENSE):
Interest expense	(789,219)	(27,194)	(1,194,892)	(33,854)
Other income (expense)	(6,645)	(3,462)	(97,145)	(3,484)
Total Other Income & Expenses	(795,864)	(30,656)	(1,292,037)	(37,338)

Net (loss) before minority interest	(2,088,009)	(1,405,107)	(2,053,970)	(3,339,574)

Minority Interest	(4,103)	-	85,590	-

NET INCOME (LOSS)	$(2,092,112)	$(1,405,107)	$(1,968,380)	$(3,339,574)

Basic and diluted net income (loss) per share	$(0.01)	$(0.02)	$(0.18)	$(0.06)
Fully diluted net income (loss) per share	$(0.01)	$(0.02)	$(0.06)	$(0.06)

Basic weighted average number of shares outstanding	133,005,521	56,740,345	97,148,950	55,342,484
Fully Diluted Weighted Average shares outstanding	263,901,500	56,740,345	250,751,115	55,342,484

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
 For the Six Months Ended June 30, 2010

	Preferred Stock		Common Stock
	No. of Shares	Preferred Stock			Additional	Capital
			No. of	Capital	Paid In	Stock	Treasury	Subscriptions	Accumulated	Minority
			Shares	Stock	Capital	Payable	Stock	Receivable	Deficit	Interest	Total

Balance, December 31, 2009	-	$-	60,893,972	$60,893	$20,698,728	$-	$-	$-	$(23,940,658)	$-	$(3,181,037)

Warrants issued with debt	-	-	-	-	150,000	-	-	-	-	-	150,000

Warrants issued for services	-	-	-	-	43,196	-	-	-	-	-	43,196

Shares issued with debt	-	-	750,000	750	49,250	100,000	-	-	-	-	150,000

Shares issued for services	-	-	3,426,682	3,427	419,725	-	-	-	-	-	423,152

Shares issued for debt modification	-	-	10,250,000	10,250	522,250	-	-	-	-	-	532,500

Preferred stock issued for acquisition	10,000,000	17,416,784	-	-	-	-	-	-	-	-	17,416,784

Cost associated with issuance	-	(635,000)	-	-	-	-	-	-	-	-	(635,000)

Conversion of convertible preferred stock	(6,026,958)	-	123,401,965	-	-	-	-	-	-	-	-

Purchase of treasury stock	-	-	(11,579,410)	-	-	-	-	(1,451,990)	-	-	(1,451,990)

Subscription receivable	-	-	-	-	-	-	(822,826)	-	-	-	(822,826)

Non-controlling interest of acquisition	-	-	-	-	-	-	-	-	-	1,099,620	1,099,620

Net income	-	-	-	-	-	-	-	-	(2,053,970)	85,590	(1,968,380)
Balance, June 30, 2010	3,973,042	$16,781,784	187,553,465	$75,320	$21,883,149	$100,000	$(822,826)	$(1,451,990)	$(25,994,628)	$1,185,210	$11,756,019

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(1,968,380)	$(3,339,574)
Adjustments to reconcile net loss to net cash
used in operating activities:
Capital stock issued for services	-	1,591,261
Shares/Warrants issued for services	466,348	113,930
Shares issued for debt modification	532,500	-
Stock based compensation	-	77,117
Bad debt expense	25,662	-
Depreciation and Amortization	60,949	108,525
Amortization of note discount	915,296	-
Change in operating assets and liabilities:
---Accounts receivable	(2,255,412)	33,784
---Inventory	-	(76,865)
---Prepaid expenses	-	121,741
---Other assets	-	(147,701)
---Interest payable to related parties	137,095	32,790
---Accounts payable and accrued liabilities	1,159,501	79,288
Net cash used in operating activities	(926,441)	(1,405,704)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(10,181)
Net cash used in investing activities	-	(10,181)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of insurance payable	-	(61,243)
Payments on debt	-	(2,818)
Proceeds from sale of warrants	-	14,625
Proceeds from sale of stock	-	220,500
Proceeds from Notes payable	1,040,000	1,185,000
Net cash provided by financing activities	1,040,000	1,356,064
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	113,559	(59,821)

Cash and cash equivalents, beginning of period	3,015	139,967

Cash and cash equivalents, end of period	$116,574	$80,146

NON CASH TRANSACTIONS
Merger with Evergreen Global Investments Ltd.	$17,416,784	$-
Discount on notes payable	289,066	-
Settlement of A/R for shares	1,451,990	-
Fixed Insurance Premium	-	35,388

SUPPLEMENTAL INFORMATION
Interest Paid	$-	$-
Taxes Paid	$-	$-

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The balance sheet at December 31, 2009, has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by U.S. GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Principles of Consolidation

The accounts of all of our wholly-owned subsidiaries are included in the consolidation of these financial statements from the date of acquisition.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Company Information

Historically Exousia was engaged in the manufacture and sale of completion fluids in the United States and China. In addition it was developing and attempting to commercialize a technology known as Rubber Plastic Alloy (RPA).On January 13, 2010 the Company acquired 100% of the outstanding common stock of Evergreen Global Investments. Since the acquisition, the Company has focused on the sale of green energy fuels including home heating fuel and biodiesel. The completion fluids business has been discontinued while the company focuses on developing its interest in green energy fuels.  As a result of this acquisition, the Company became the owner of certain assets and interests in other companies as further described in this Form 10-Q. Included in the acquisition was

•	5.8 acres, two office buildings, fuel loading rack, and fuel tanks with a storage capacity of 3,150,000 gallons (75,000 barrels) (hereinafter referred to collectively as the “Rockaway Terminal”)
•	82% of the outstanding common stock of Price Energy
•	An interest in a Biodiesel Production Facility
•	Certain Fuel Contracts

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

The Company's revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin (SAB) 104, "Revenue Recognition in Financial Statements," (codified in FASB ASC Topic 605) for determining when revenue is realized or realizable and earned. In accordance with professional guidance, the Company recognizes revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the seller's price is fixed or determinable, and (4) collectability is reasonably assured.

Accounts Receivable

Price Energy is an e-commerce business and largely works on a cash basis. The Company’s other business lines have 30 day net terms. The Company evaluated the remaining AR from 2009 and determined that it would be appropriate to record an allowance for the full amount.

The Company reported $530,212 in Operating Income during the first quarter 2010. As previously reported the earnings were exclusively from Price Energy. The cash generated from those earnings were used to pay obligations of Price Energy that were carried over from 2009 and from 2010. The 2010 obligations are related to cash used by the previous owners that were due to the Company.  In addition the Company absorbed certain obligations of Price Energy. This resulted in a total amount due of $2,607,212. As a result, an adjustment was made in the second quarter 2010 to the stock based consideration paid to the previous owners of Price Energy. The following is a recap of the obligations paid and the stock based adjustment made in the second quarter. The agreement with the previous owners was based upon a price per share of Exousia stock based upon the highest price of the Exousia stock for the period April 4, 2010 to July 1, 2010 not to exceed $0.234. As of July 1, 2010, the highest price of Exousia’s common stock during this period was $0.13 per share. The previous owners converted their Preferred Shares into Common Shares of the Company and thus the adjustment is based on Common Shares.  Total Treasury Stock due to the Company based on $0.13 per share is 20,055,471.

Of the 20,055,471 shares to be received, 11,169,154 were issued by Able to Exousia in April 2010 based upon the highest conversion price of $0.234 to be adjusted for the actual market price as of July 1, 2010. As a result the AR was reduced by $1,451,990. Based on the FMV of the shares issued the remaining $822,826 will be adjusted when the remaining shares are received. This balance has been reclassified as a subscription receivable as of June 30, 2010 until collection of the shares.

In the second quarter 2010, the company established an allowance for doubtful accounts of $25,662 related to the age of the accounts still uncollected from 2009.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated over the estimated useful lives using the straight line method. Useful lives range from 5 to 40 years.

Goodwill and Other Intangible Assets

The Company accounts for intangible assets with indefinite lives in accordance with FASB guidelines, Goodwill and Other Intangible Assets, which establishes financial accounting and reporting standards for acquired goodwill and other intangible assets. During the period, the Company recorded Goodwill and a value associated with the Trade Name “PriceEnergy.com”. Under the provisions of FASB guidelines, goodwill and indefinite-lived intangible assets are required to be tested for impairment annually, in lieu of being amortized, using a fair value approach at the reporting unit level. Furthermore, testing for impairment is required on an interim basis if an event or circumstance indicates that it is more likely than not an impairment loss has been incurred. An impairment loss shall be recognized to the extent that the carrying amount of goodwill or any indefinite-lived intangible asset exceeds its implied fair value. Impairment losses shall be recognized in operating results. The Company performed an independent valuation of its intangibles as of March 31, 2010 and determined there was no impairment of the carrying values as of that date.

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

Recently Issued Accounting Standards

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2010. The Company does not expect the impact of its adoption to be material to its financial statements.

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

Note 2 - Notes Payable

On July 28, 2009 the Company received $1,000,000 in exchange for a Convertible Note Payable to PTV Investments and Fairbanks Investments (the “Lenders”). The Note was secured by the Company’s Intellectual Properties and Patents. The note provided for additional borrowing based upon agreement with the Lenders predicated upon certain events and agreement with the Lenders. At June 30, 2010 no additional amounts had been borrowed. The terms of the Note provide for minimum monthly payments at 12% per annum beginning on August 15, 2009. In October 2009, November 2009 and December 2009  The Company was unable to meet the minimum monthly payments and entered into a forbearance agreement with the Lenders. As a result of the acquisition with Evergreen, the Lenders have agreed to a delay in the monthly payments required in 2010 in exchange for 16,039,474 warrants to purchase common stock of the company at $0.01 per share. The warrants were valued using the Black-Scholes pricing model and expensed immediately. As of June 30, 2010 the Company remains in default on this Note.

On February 19, 2009 the Company received $575,000 in exchange for a Note Payable bearing interest at a rate of 12% to Jay Powers (the “Lender”). The Note was secured by 3,450,000 shares of the company’s common stock currently being held in escrow. The Note was due on June 15, 2009. The Company and the Lender agreed to delay payments on this note until December 31, 2010 in exchange for the Company releasing the escrowed shares to the Lender and payment of legal fees and penalties. These shares were issued subsequent to year end.

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

On March 10, 2010, the Company acquired a short term loan in the amount of $50,000 for use of operations. The loan was to be paid back on or before April 15, 2010 bearing interest of 12% per annum. In addition, as consideration for the loan, the Company issued 450,000 warrants to purchase common stock shares of the company with an exercise price or $0.05 per share. The warrants are exercisable at any time over the next 36 months.  The maturity date of this note was extended to April 30, 2010 at an interest rate of 12%. The fair value of the warrants using the Black-Scholes pricing model exceeded the loan amount and as such the entire amount was recorded as a discount. The discount is being accreted up to the original amount through interest expense on a straight line basis which approximates the effective interest method due to the short term nature of the note. $50,000 was charged to interest expense for the period ended June 30, 2010. The note is currently in default.

On March 17, 2010, the Company acquired a short term loan in the amount of $50,000 for use of operations. The loan was to be paid back on or before April 15, 2010 bearing interest of 12% per annum. In addition, as consideration for the loan, the Company issued 450,000 warrants to purchase common stock shares of the company with an exercise price or $0.05 per share. The fair value of the warrants using the Black-Scholes pricing model exceeded the loan amount and as such the entire amount was recorded as a discount. The discount is being accreted up to the original amount through interest expense on a straight line basis which approximates the effective interest method due to the short term nature of the note. $50,000 was charged to interest expense for the period ended June 30, 2010. The note is currently in default.

On March 30, 2010 the Company acquired a short term loan in the amount of $50,000 for use of operations. The loan was to be paid back on or before April 15, 2010 bearing interest of 12% per annum. In addition, as consideration for the loan, the Company issued 450,000 warrants to purchase common stock shares of the company with an exercise price or $0.05 per share. The fair value of the warrants using the Black-Scholes pricing model exceeded the loan amount and as such the entire amount was recorded as a discount. The discount is being accreted up to the original amount through interest expense on a straight line basis which approximates the effective interest method due to the short term nature of the note. $50,000 was charged to interest expense for the period ended June 30, 2010. The note is currently in default.

On April 14, 2010 the Company acquired a short term loan in the amount of $50,000 for use of operations. The loan was to be paid back on or before April 30, 2010 bearing interest of 12% per annum. In addition, as consideration for the loan, the Company issued 750,000 shares of the Company’s Common Stock. The maturity date of this note has been extended in exchange for the issuance of 450,000 warrants to purchase the Company’s Common Stock at a price of $0.05 per share. The warrants were valued using the Black-Scholes pricing model and exceed the loan amount and as such the entire amount was recorded as a discount. The discount is being accreted up to the original amount through interest expense on a straight line basis which approximates the effective interest method due to the short term nature of the note. $50,000 was charged to interest expense for the period ended June 30, 2010. The note is currently in default.

On May 7, 2010, the Company acquired a short term loan in the amount of $50, 000 for use of operations. The loan was to be paid back on or before June 30, 2010 bearing interest of 1.25% per month. In addition, as consideration for the loan, the Company issued 450,000 warrants to purchase common stock shares of the company with an exercise price or $0.05 per share and 750,000 shares of the company common stock. The warrants were valued using the Black-Scholes pricing model and exceed the loan amount and as such the entire amount was recorded as a discount. The discount is being accreted up to the original amount through interest expense on a straight line basis which approximates the effective interest method due to the short term nature of the note. $50,000 was charged to interest expense for the period ended June 30, 2010. The note is currently in default.

On June 30, 2010, the Company acquired a one-year term loan in the amount of $140,000 from Energy Lending Group 2010, LLC for use of operations. The loan is payable on or before June 29, 2011 bearing interest of 15% per annum.

On April 30, 2010, the Company acquired a short term loan in the amount of $50,000 for use of operations. The loan was to be paid back on or before June 30, 2010 bearing interest of 12% per annum. In addition, as consideration for the loan, the Company issued 750,000 shares of common stock shares of the company and 450,000 warrants to purchase the common stock of the company at $0.05 per share. As of June 30, 2010 the Company had not paid the amount due. The warrants were valued using the Black-Scholes pricing model and exceed the loan amount and as such the entire amount was recorded as a discount. The discount is being accreted up to the original amount through interest expense on a straight line basis which approximates the effective interest method due to the short term nature of the note. $50,000 was charged to interest expense for the period ended June 30, 2010. The note is currently in default.

In the Company’s acquisition of its interest in the Rockaway Terminal, the Company took its interest subject to a mortgage of $2,971,000 against the Rockaway Terminal.   The note calls for monthly payments of principal and interest at 6.75% per annum and has approximately 20 years remaining. Interest expense of $46,224 was accrued for the six months ended 2010. The note is currently in default.

On May 17, 2010 the Company entered into a Modification and Forbearance Agreement with Iroquois Master Fund Ltd. who had loaned and invested funds to and in Able Energy and Price Energy prior to the acquisition of Price Energy by Evergreen. Under the terms of the Agreement, the Company recognized its assumption of an obligation of $600,000 to Iroquois Master Fund Ltd. pursuant to its stock based adjustment with Able Energy in April 2010. This obligation is payable in installments of $167,500 each month beginning on June 30, 2010. Iroquois has held pursuant to its loan agreements with Able Energy prior to the Company’s assumption of this obligation, and still holds, a security interest in the stock of Price Energy owned by Evergreen (82% of the outstanding stock of Price Energy). As of June 30, 2010 the Company had not made the all of the payments due under this Agreement.

As of June 30, 2010, the Company owes the IRS approximately $370,111 in past payroll taxes, including penalty and interest. This balance has been accrued and is being reported in accrued liabilities.

Note 3 - Equity Investment

Evergreen, the Company’s wholly owned subsidiary acquired on January 13, 2010 an interest in a Biodiesel Production Facility in South Carolina. For accounting purposes the Company treats this investment under the Equity Method. At the time of the acquisition, the Net Membership Interest in the Biodiesel Production Facility was $6,000,000. Under the Equity Method profits and losses are recorded as increases or decreases to the Investment recorded by the Company at the acquisition date. In the six months ended June 30, 2010, the Biodiesel Facility was not operational and no profit or loss was recorded. The value of the Biodiesel Production Facility was based upon an independent asset appraisal performed in 2009 as well as an independent valuation by a certified financial analyst in 2009. As of July 1, 2010, the Company operates the Biodiesel Production Facility under a 20-year term capital lease which includes an option to purchase which specifically gives credit to the Company for the Company’s $6,000,000 basis in the facility.

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

In conjunction with the issuance of $50,000 of notes payable in May 2010, the Company issued Series D warrants to purchase 450,000 shares of common stock at $.05 per share. Under the Black-Scholes method using an expected life of 1.25 years, volatility of approximately 130.1% and a risk-free interest rate of .61%, the Company determined the warrants associated with the notes had a fair value of $50,000 as of the date of the transaction. Since the value of the warrants is greater than the value of the notes, the note discount is limited to the value of the notes.  Such amount was recorded as additional paid in capital with a corresponding amount recorded as a debt discount associated with the notes (see Note 2).  The debt discount, which is valued at 50,000, will be amortized to int;erest expense over the life of the notes.

In conjunction for services provided in April 2010, the Company issued Series D warrants to purchase 450,000 shares of common stock at $.05 per share. Under the Black-Scholes method using an expected life of 1.25 years, volatility of approximately 130.1% and a risk-free interest rate of .70%, the Company determined the warrants associated with the notes had a fair value of $43,196 as of the date of the transaction. Such amount was recorded as additional paid in capital with a corresponding amount recorded as professional services

The following table summarizes the continuity of the Company’s share purchase warrants:

Number of Warrants

Balance, December 31, 2009	37,215,265
Issued	1,800,000
Exercised	–
Expired/Cancelled	–

Balance, June 30, 2010	39,015,265

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
A further description of certain Evergreen assets follows:

•
Certain real estate and equipment that are leased to third parties. Evergreen acquired ownership from Able Energy, Inc. of the company that owns the real estate commonly known as the Rockaway Oil Terminal located in Rockaway, New Jersey  consisting of 5.8 acres, two office buildings, fuel loading rack, and fuel tanks with a storage capacity of 3,150,000 gallons (75,000 barrels) (hereinafter referred to collectively as the “Rockaway Terminal”). The Rockaway Terminal is valued at $6.6 million, subject to an existing Mortgage Note Payable to a New Jersey bank secured by the Rockaway Terminal in the current amount of $2.981 million.  The Rockaway Terminal was acquired by Evergreen on December 1, 2010 from Able Energy, Inc. (“Able”). At that time, Able entered into a 20-year triple net lease with Evergreen for the use of the Rockaway Terminal (the “Lease”). An addendum to the Lease was executed whereby Evergreen shall receive throughput and delivery fees in addition to its rent under the Lease.

•
82% of the outstanding common stock of Price Energy. Price Energy is an industry leading e-commerce based business selling energy products and services to its residential and commercial customers. Through the use of proprietary technology, customers can use the Internet to check their local current fuel oil price, place orders, arrange for payment, and manage deliveries of heating oil, diesel fuel, and other energy products 24 hours a day, 7 days a week. Price Energy is rapidly migrating its entire product base to include Green Energy attributes.

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

The Company Capitalized $635,000 of Legal and Accounting Costs related to the Acquisition.

The following unaudited pro-forma assumes the transactions occurred as of the beginning of the periods presented as if it would have been reported during the three month period below:

Note 7 - Property, Plant and Equipment

Property and equipment consisted of the following at June 30, 2010 and December 31, 2009 (in thousands):

	2010	2009
Land	$3,000,000	$-
Buildings	2,000,000	-
Oil terminal	1,600,000	-
Computers and equipment	211,000	71,000
Office furniture and equipment	151,000	151,000
Vehicles	36,000	-
	6,998,000	222,000
Less: Accumulated depreciation	(117,000)	(55,000)
Property and equipment, net	$ 6,881,000	$167,000

Depreciation and amortization expense was $ 67,949 and $43,087 for the periods ended June 30, 2010 and December 31, 2009, respectively.

Note 8 – Capital Structure and Common Stock

We had the following transactions during the period ended June 30, 2010:

•
Issued 10,000,000 shares of its Series A Convertible Preferred Stock (“Preferred Stock”) to the shareholders of Evergreen. In exchange 100% of the stock of Evergreen. The preferred shares are each convertible into 20.475 shares of common stock. The Shares were valued at $17,416,784 by an independent valuation specialist.

•	Capitalized costs related to the acquisition of Evergreen in the amount of $650,000.
•	Conversion of 6,026,958 shares of preferred stock into 123,401,965 of common shares at a conversion of ratio of 20.475 common shares per one share of preferred stock.
•	750,000 shares issued in consideration of a note payable of $50,000. The value of the shares were limited to the amount of the note.
•
750,000 shares issued in consideration of a note payable of $50,000. The value of the shares were limited to the amount of the note. The shares were not issued as of June 30, 2010 and were recorded as a stock payable.

•
750,000 shares issued in consideration of a note payable of $50,000. The value of the shares were limited to the amount of the note. The shares were not issued as of June 30, 2010 and were recorded as a stock payable.

•
10,000,000 shares issued to a note holder in consideration of a forbearance and debt modification. The shares were valued at 500,000 based on the closing price of the Company’s common stock on the date of issue.

•
250,000 shares issued to a note holder in consideration of a forbearance and debt modification. The shares were valued at 32,500 based on the closing price of the Company’s common stock on the date of issue.

•
3,426,682 shares issued to various board members and consultants for services provided. The shares were valued at 423,152 based on the closing prices of the Company’s common stock on the dates of issue.

Note 9 – Other Assets

The Company engaged an independent appraiser to value the components of the acquisition. The Company recognized based upon this independent appraisal a value related to the trade name “PriceEnergy.com” an asset of $844,000.

Note 10 – Segment Reporting

The Company does not have material segments. Its operations were limited to sales of home heating oil.

Note 11– Inventory

In 2010, the Company wrote off all inventories as obsolete due to loss of access.

Note 12– Commitments and Contingencies

Litigation

On or about November 6, 2008, a Judgment was entered in Cause No. 20D02-0709-PL-79 in the Elkhart Superior Court No. 2, Elkhart, Indiana, in favor of Group Impact, LLC, Tektrellis, Inc., Marc Lacounte and Mary Wetzel, Plaintiffs, against J. Wayne Rodrigue, Exousia Advanced Materials, Inc., Re-Engineered Composite Systems, LLC and Engineered Particle Systems, LLC, Defendants, jointly and severally, in the amount of One Hundred Thousand Dollars ($100,000), plus prejudgment interest at the rate of 12% A.P.R. from May 1, 2007 through April 1, 2008 totaling Eleven Thousand Dollars ($11,000), plus post judgment interest accruing on the outstanding judgment amount at the statutory rate of Eight Percent (8%) from the date of summary judgment of April 1, 2008.  In addition, Judgment was entered against the Defendants, jointly and severally, in the amount of Seven Thousand Three Hundred Thirty-Eight Dollars ($7,338) in attorney’s fees and costs, plus post judgment interest accruing on the outstanding judgment amount at the statutory rate of Eight Percent (8%) from the date of award of attorneys’ fees and costs of May 21, 2008. On or about November 12, 2008, Plaintiffs filed a Notice of Filing Foreign Judgment in the 240th Judicial District Court of Fort Bend County, Texas bearing Cause Number 08-DCV-167838.  On or about July 29, 2009, the Company paid a part of the judgment ($25,000).  On or about May 13, 2010, Plaintiffs filed an Application for Turnover Order and Application for Appointment of Receiver.  No hearing has been held on the Applications.  On or about August 16, 2010, Plaintiffs and Exousia reached a resolution that provided for periodic payments to be made to satisfy the Judgment. The reaming balance has been accrued as of June 30, 2010.

On or about June 18, 2009, a Judgment was entered in Cause No. 09-CCV-038967 in the County Court at Law 4 of Fort Bend County, Texas, in favor of Baker & Daniels, LLP against Exousia for the sum of $7,438.91 with interest thereon from the 18th day of June, 2009, at the rate of 5% per annum.  This Judgment was the domestication in Texas of a Judgment entered in favor of Baker & Daniels, LLP against the Company in St. Joseph Circuit Court, in the State of Indiana, bearing Cause No. 71C01-0807-CC-01617, for unpaid legal fees in the amount of $7,051.

On or about June 12, 2009, suit was filed by Little Trailer Company, Inc. against Exousia in the Elkhart Superior Court, bearing Cause No. 20D06-0906-PL-7 relating to a claim by Little Trailer Company for payment of a ‘break-up fee’ allegedly owed in connection with an Asset Purchase and Sale Agreement entered into between the Company and Little Trailer Company in 2007.  Little Trailer Company, Inc. claims to be owed a ‘break-up fee’ of approximately One Hundred Thousand Dollars ($100,000) in connection with the alleged failure of Exousia to close the transaction. The Company disputes the claim, but is engaged in efforts to defend the claim.  Neither the likely outcome of the suit nor the amount of loss, if any, can be reasonably estimated.  The Company has accrued a contingent liability of $100,000 as of June 30, 2010.

On or about August 28, 2009, a Demand for Arbitration with the American Arbitration Association in Houston, Texas, was filed by Garner Holdsworth and David MacRae against Exousia in connection with the alleged breach of individual written employment agreements between the parties.  The amount of damages sought by the claimants is not specified.  The parties have agreed to the neutral arbitrator, but due to the inability of the Company to pay the deposit to cover the neutral arbitrator’s compensation and expenses, the arbitration proceeding has not progressed further.  On or about April 20, 2010, Garner Holdsworth and David MacRae filed Plaintiff’s Original Petition in the District Court of Harris County asserting the same claims as are the basis of the arbitration proceeding, The Company disputes the claims, but continues to investigate the claims made in the proceeding.  Neither the likely outcome of the proceeding nor the amount of loss, if any, can be reasonably estimated.

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

The Company and Exousia IP, LLC, a Nevada limited liability company and a wholly-owned subsidiary of the Company are Borrowers under (i) that certain Amended and Restated 12% Secured Convertible Drawdown Note, dated September 18, 2009, with Borrowers, as “makers”, and PTV “as payee” (the “PTV Note”) and (ii) that certain Amended and Restated 12% Secured Convertible Drawdown Note, dated September 18, 2009, with Borrowers, as “makers”, and Fairbanks “as payee” (the “Fairbanks Note” and together with the PTV Note, the “Notes”).  Borrowers are alleged to be in default under the Notes.   The Notes are secured by the Company’s assets.  The principal balance of the Notes is One Million Dollars ($1,000,000), with interest thereon as provided in the Notes.

The Company is the Borrower under that certain Secured Loan, Promissory Note and Escrow Agreement dated February 19, 2009, with Jay C. Powers as Lender.  Payment of the Note was due on June 15, 2009, and Borrower is alleged to be in default under the Note.  The Note is secured by Company stock.  The principal balance of the Note is Five Hundred Seventy-Five Thousand Dollars ($575,000), with interest thereon as provided in the Note.

On May 17, 2010 the Company entered into a Modification and Forbearance Agreement with Iroquois Master Fund Ltd. who had loaned and invested funds to and in Able Energy and Price Energy prior to the acquisition of Price Energy by Evergreen. Under the terms of the Agreement, the Company recognized its assumption of an obligation of $600,000 to Iroquois Master Fund Ltd. pursuant to its stock based adjustment with Able Energy in April 2010. This obligation is payable in installments of $167,500 each month beginning on June 30, 2010. Iroquois has held pursuant to its loan agreements with Able Energy prior to the Company’s assumption of this obligation, and still holds, a security interest in the stock of Price Energy owned by Evergreen (82% of the outstanding stock of Price Energy). As of June 30, 2010 the Company had not made the all of the payments due under this Agreement. At this time the lien holders have not exercised their right to take ownership of Evergreen. This represents a going concern to the Company. If the lien holder did decide to take ownership of Evergreen, Exousia would lose their only revenue producing activity and the majority of assets.

Note 13 – Subsequent Events

Subsequent to June 30, 2010 the Board of Directors authorized the issuance of additional shares of Common Stock as follows:

Board Fees:	6,150,000 shares

Forbearance on debt:	4,125,000 shares

Settlement of Debt:	3,000,000 shares

Fees for Capital Raises:	600,000 shares

Services:	3,750,000 shares

Total Shares issued:	17,625,000 shares

Item 2 – Management’s Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

As of June 30, 2010, total assets were $21,732,501 consisting primarily of the assets of Evergreen. Current liabilities totaled $9,976,482, which consists of $3,442,298 of accounts payable and accrued expenses and $6,534,184 of notes payable. As of December 31, 2009, total assets were 227,553 and current liabilities were $3,408,590. Our revenues for the three months ended June 30, 2010 and 2009 were $135,000 and $121,393 respectively.   The Company reported a loss for the three months ended June 30, 2010 of $2,092,112 versus a loss of $1,405,107 for the three months ended June 30, 2009.   The increase was primarily due to non-cash charges associated with warrants and stock issued for services.

Our revenues for the six months ended June 30, 2010 and 2009 were $4,618,457 and $204,254 respectively.   The Company reported a loss for the six Months Ended June 30, 2010 of $1,968,380 versus a loss of $3,339,574 for the six months ended June 30, 2009.

The home heating oil business is seasonal. In the second quarter the company did not have sales of home heating oil primarily due to the seasonality of that business. During the quarter, Price Energy did not do any appreciable marketing activities to update and activate the web site. Further it reduced programming and administrative staff pending receipt of the funding required to operate the company. Operating expenses thus were virtually nil as a result of no Cost of Sales and no administrative expenses. The Company anticipates receipt of the necessary funding as it enters the cold season and is prepared to activate its web site, address the amounts owed to its dealers and operate as it has done in prior years.

The biodiesel facility in South Carolina also did not have any sales in the second quarter. The Company delayed opening of that facility pending passage of a tax credit by the US Congress. That bill did not pass in the second quarter and the prospects for such a bill passing in 2010 are uncertain. The Company has chosen to open the facility in the third quarter with or without passage of the bill and anticipates revenue in the third quarter 2010.

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

Price Energy

Price Energy represented the primary contributor of Revenue and Cash Flow for the Company for the Three and Six Months ended June 30, 2010. Evergreen owns 82% of the outstanding common stock of Price Energy. Price Energy is an industry leading e-commerce based business selling energy products and services to its residential and commercial customers. Through its proprietary internet platform, sales of energy through Price Energy were $4,343,885 and for the Six Months ended June 30, 2010. Sales through Price Energy through the second quarter were primarily of home heating oil. However management of Price Energy is expanding the scope and breadth of its offerings through an aggressive marketing program to include other energy related products throughout the United States.

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

Biodiesel Facility

Evergreen owns an interest in a South Carolina Biodiesel Facility (“Biodiesel Facility”). The Biodiesel Facility is a producer of soybean oil based biodiesel, its production by-product glycerin, and has a 36-million gallon per year production capacity for biodiesel. In 2010 the US House of Representatives passed an incentive package providing for a $1.00 per gallon credit to provide incentives to produce renewable energy resources such as biodiesel. In early 2010, the Senate passed a similar piece of legislation. The bill ultimately was stripped from the consolidated bill and did not pass. The bill has been reintroduced in both houses and may be passed before the end of the year. Management has made a decision to reopen the plant in the third quarter and expects to begin operations in 2010.

Fuel Contract

 In addition to the interest in the Biodiesel Facility, Evergreen owns a Fuel Contract.  The Fuel Contract acquired is a five year 100,000,000 gallon per year agreement to provide diesel fuel to Green Energy Cooperative. For the period January 1, 2010 to June 30, 2010, there were no sales under this contract pending reconciliation of legislation passed in December 2010 by the US House of Representatives and in June 2010 by the US Senate whereby the incentive package providing for a $1.00 per gallon credit to provide incentives to produce renewable energy resources such as biodiesel is renewed. This legislation was stripped from a bill in Congress during the second quarter and did not pass as anticipated. A similar bill has been introduced in the third quarter.

Industrial Coatings – The Company shut down its operating plant in the United States and curtailed its staff in China. Management plans to evaluate Industrial Coating opportunities on a case by case basis. In the United States it will toll out any production needs until it is able to obtain enough sales to warrant re-opening a manufacturing facility. In China, management has reduced staff and has maintained sales contacts with certain customers, but has not had the working capital necessary to pursue certain opportunities. The Company anticipates that it will enter into sales contracts in the latter part of 2010.

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

Item 4T– Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

As of June 30, 2010, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

1.
As of June 30, 2010, effective controls over the control environment were not maintained.  Specifically, a formally adopted a written code of business conduct and ethics that governs to the Company’s employees, officers and directors was not in place.  Additionally, management has not developed and effectively communicated to its employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d) (5) (ii) of Regulation S-X.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of June 30, 2010, effective controls over financial statement disclosure were not maintained.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of June 30, 2010, effective controls over equity transactions were not maintained.  Specifically, controls were not designed and in place to ensure that equity transactions were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

PART II – OTHER INFORMATION

Item 1 Legal Proceeding.

On or about November 6, 2008, a Judgment was entered in Cause No. 20D02-0709-PL-79 in the Elkhart Superior Court No. 2, Elkhart, Indiana, in favor of Group Impact, LLC, Tektrellis, Inc., Marc Lacounte and Mary Wetzel, Plaintiffs, against J. Wayne Rodrigue, Exousia Advanced Materials, Inc., Re-Engineered Composite Systems, LLC and Engineered Particle Systems, LLC, Defendants, jointly and severally, in the amount of One Hundred Thousand Dollars ($100,000), plus prejudgment interest at the rate of 12% A.P.R. from May 1, 2007 through April 1, 2008 totaling Eleven Thousand Dollars ($11,000), plus post judgment interest accruing on the outstanding judgment amount at the statutory rate of Eight Percent (8%) from the date of summary judgment of April 1, 2008.  In addition, Judgment was entered against the Defendants, jointly and severally, in the amount of Seven Thousand Three Hundred Thirty-Eight Dollars ($7,338) in attorney’s fees and costs, plus post judgment interest accruing on the outstanding judgment amount at the statutory rate of Eight Percent (8%) from the date of award of attorneys’ fees and costs of May 21, 2008. On or about November 12, 2008, Plaintiffs filed a Notice of Filing Foreign Judgment in the 240th Judicial District Court of Fort Bend County, Texas bearing Cause Number 08-DCV-167838.  On or about July 29, 2009, the Company paid a part of the judgment ($25,000).  On or about May 13, 2010, Plaintiffs filed an Application for Turnover Order and Application for Appointment of Receiver.  No hearing has been held on the Applications.  On or about August 16, 2010, Plaintiffs and Exousia reached a resolution that provided for periodic payments to be made to satisfy the Judgment.

On or about June 18, 2009, a Judgment was entered in Cause No. 09-CCV-038967 in the County Court at Law 4 of Fort Bend County, Texas, in favor of Baker & Daniels, LLP against Exousia for the sum of $7,438.91 with interest thereon from the 18th day of June, 2009, at the rate of 5% per annum.  This Judgment was the domestication in Texas of a Judgment entered in favor of Baker & Daniels, LLP against the Company in St. Joseph Circuit Court, in the State of Indiana, bearing Cause No. 71C01-0807-CC-01617, for unpaid legal fees in the amount of $7,051.

On or about June 12, 2009, suit was filed by Little Trailer Company, Inc. against Exousia in the Elkhart Superior Court, bearing Cause No. 20D06-0906-PL-7 relating to a claim by Little Trailer Company for payment of a ‘break-up fee’ allegedly owed in connection with an Asset Purchase and Sale Agreement entered into between the Company and Little Trailer Company in 2007.  Little Trailer Company, Inc. claims to be owed a ‘break-up fee’ of approximately One Hundred Thousand Dollars ($100,000) in connection with the alleged failure of Exousia to close the transaction. The Company disputes the claim, but is engaged in efforts to defend the claim.  Neither the likely outcome of the suit nor the amount of loss, if any, can be reasonably estimated.

On or about August 28, 2009, a Demand for Arbitration with the American Arbitration Association in Houston, Texas, was filed by Garner Holdsworth and David MacRae against Exousia in connection with the alleged breach of individual written employment agreements between the parties.  The amount of damages sought by the claimants is not specified.  The parties have agreed to the neutral arbitrator, but due to the inability of the Company to pay the deposit to cover the neutral arbitrator’s compensation and expenses, the arbitration proceeding has not progressed further.  On or about April 20, 2010, Garner Holdsworth and David MacRae filed Plaintiff’s Original Petition in the District Court of Harris County asserting the same claims as are the basis of the arbitration proceeding, The Company disputes the claims, but continues to investigate the claims made in the proceeding.  Neither the likely outcome of the proceeding nor the amount of loss, if any, can be reasonably estimated.

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

The Company and Exousia IP, LLC, a Nevada limited liability company and a wholly-owned subsidiary of the Company are Borrowers under (i) that certain Amended and Restated 12% Secured Convertible Drawdown Note, dated September 18, 2009, with Borrowers, as “makers”, and PTV “as payee” (the “PTV Note”) and (ii) that certain Amended and Restated 12% Secured Convertible Drawdown Note, dated September 18, 2009, with Borrowers, as “makers”, and Fairbanks “as payee” (the “Fairbanks Note” and together with the PTV Note, the “Notes”).  Borrowers are alleged to be in default under the Notes.   The Notes are secured by the Company’s assets.  The principal balance of the Notes is One Million Dollars ($1,000,000), with interest thereon as provided in the Notes.

The Company is the Borrower under that certain Secured Loan, Promissory Note and Escrow Agreement dated February 19, 2009, with Jay C. Powers as Lender.  Payment of the Note was due on June 15, 2009, and Borrower is alleged to be in default under the Note.  The Note is secured by Company stock.  The principal balance of the Note is Five Hundred Seventy-Five Thousand Dollars ($575,000), with interest thereon as provided in the Note.

Item 1A Risk Factors.

Not applicable.

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 14, 2010 the company issued 750,000 shares of its common stock to Joe Grace as partial consideration for a loan of $50,000.

On April 14, 2010 the company issued 450,000 warrants to purchase shares of its common stock at $0.05 per share to Joe Grace as partial consideration for extending the same loan of $50,000.

On May 7, 2010 the company issued 750,000 shares of its common stock to David Wallace as partial consideration for a loan of $50,000.

On May 7, 2010 the company issued 450,000 warrants to purchase shares of its common stock at $0.05 per share to David Wallace as partial consideration for the same loan of $50,000.

On April 30, 2010 the company issued 750,000 shares of its common stock to King White as partial consideration for a loan of $50,000.

On April 30, 2010 the company issued 450,000 warrants to purchase shares of its common stock at $0.05 per share to King White as partial consideration for extending the same loan of $50,000. Subsequent to June 30, 2010 the Board of Directors authorized the issuance of additional shares of Common Stock as follows:

Board Fees:	6,150,000 shares

Forbearance on debt:	4,125,000 shares

Settlement of Debt:	3,000,000 shares

Fees for Capital Raises:	600,000 shares

Services:	3,750,000 shares

Total Shares issued:	17,625,000 shares

 Item 3  Defaults Upon Senior Securities.

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
Exousia Advanced Materials, Inc. (Registrant)
By //s// Wayne Rodrigue CEO/President/Chairman
Date: August 20, 2010 By: //s// Robert Roddie CFO/COO Date: August 20, 2010