Form 10-Q
period 2010-09-30
Exousia Advanced Materials, Inc.
filed 2010-11-22
CIK 1136868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Number of shares outstanding as of the close of business on – November 22, 2010: 304,298,799 shares of common stock, $0.001 par value.

EXOUSIA ADVANCED MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2010

PART I – FINANCIAL STATEMENTS

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
 BALANCE SHEETS
As of September 30, 2010 and December 31, 2009

	September 30,	December 31,
	2010	2009
ASSETS	(unaudited)

Cash and cash equivalents	$-	$3,015
Accounts receivable, net	135,000	45,066
Prepaid expenses	4,060	4,060
TOTAL CURRENT ASSETS	139,060	52,141

NON-CURRENT ASSETS
Fixed assets, net of accumulated depreciation of $146,832 and $55,432 as of September 30, 2010 and December 31, 2009, respectively	14,445,054	166,523
Goodwill	7,877,766	-
Other assets, net of accumulated amortization	6,838,822	8,889
TOTAL NON-CURRENT ASSETS	29,161,642	175,412
TOTAL ASSETS	$29,300,702	$227,553

LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,185,276	$1,677,704
Notes and interest payable, net of discount	3,676,856	1,674,390
TOTAL CURRENT LIABILITIES	7,862,132	3,352,094

NON-CURRENT LIABILITIES
Notes payable	2,119,986	-
Debentures payable	25,000	56,496
Capital lease obligation	7,578,821	-
TOTAL LIABILITIES	17,585,939	3,408,590

SHAREHOLDERS' EQUITY (DEFICIT)

Series A Preferred Stock, no par value,10,000,000 million shares authorized; 3,973,042 and 0 shares issued and outstanding September 30, 2010 and December 31, 2009, respectively	17,416,784	-
Common stock $0.001 par value, 100 million shares authorized; 236,844,511 and 60,893,972 shares issued and outstanding September 30, 2010 and December 31, 2009, respectively	124,611	60,893
Additional paid-in capital	23,070,993	20,698,728
Capital stock payable	637,063	-
Treasury stock	(1,551,990)	-
Minority interest	1,185,210	-
Accumulated earnings (deficit)	(29,167,908)	(23,940,658)
Total shareholders’ equity (deficit)	11,714,763	(3,181,037)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY(DEFICIT)	$29,300,702	$227,553

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIESs
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2010 and 2009

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009
REVENUES:
Sales	$57,500	$110,232	$4,405,957	$314,486
Rental income	135,000	-	405,000	-
TOTAL SALES	192,500	110,232	4,810,957	314,486

EXPENSES:
Cost of Sales	-	69,175	3,836,429	193,025
General and administrative expenses	4,052,570	1,064,343	5,509,920	4,338,459
Bad debt	722,826	5,692	748,488	5,692
Depreciation and amortization	44,453	54,331	105,402	162,856
TOTAL OPERATING EXPENSES	4,819,849	1,193,541	10,200,239	4,700,032

OPERATING INCOME (LOSS)	(4,627,349)	(1,083,309)	(5,389,282)	(4,385,546)

OTHER INCOME (EXPENSE):
Interest expense	(647,741)	(75,341)	(1,842,633)	(109,195)
Other income (expense)	(6,364)	(13,372)	(103,509)	(16,859)
Gain on forgivness of debt	2,108,174	-	2,108,174	-
Total Other Income & Expenses	1,454,069	(88,713)	162,032	(126,054)

Net (loss) before minority interest	(3,173,280)	(1,172,022)	(5,227,250)	(4,511,600)

Minority Interest	-	-	85,590	-

NET INCOME (LOSS)	$(3,173,280)	$(1,172,022)	$(5,141,660)	$(4,511,600)

Basic and diluted net income (loss) per share	$(0.01)	$(0.02)	$(0.04)	$(0.08)
Fully diluted net income (loss) per share	$(0.01)	$(0.02)	$(0.02)	$(0.08)

Basic weighted average number of shares outstanding	192,426,563	57,197,061	129,257,156	55,967,236
Fully Diluted Weighted Average share outstanding	273,744,598	57,197,061	280,776,977	55,967,236

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
 For the Six Months Ended September 30, 2010

	Preferred Stock		Common Stock
	No. of Shares	Preferred Stock			Additional	Capital
			No. of	Capital	Paid In	Stock	Treasury	Accumulated	Minority
			Shares	Stock	Capital	Payable	Stock	Deficit	Interest	Total

Balance, December 31, 2009	-	$-	60,893,972	$60,893	$20,698,728	$-	$-	$(23,940,658)	$-	$(3,181,037)

Warrants issued with debt	-	-	-	-	213,449	-	-	-	-	213,449

Warrants issued for services	-	-	-	-	43,196	-	-	-	-	43,196

Shares issued with debt	-	-	750,000	750	49,250	100,000	-	-	-	150,000

Shares issued for services	-	-	48,592,728	48,593	1,394,045	-	-	-	-	1,442,638

Shares issued for debt modification	-	-	14,375,000	14,375	672,325	-	-	-	-	686,700

Preferred stock issued for acquisition	10,000,000	17,416,784	-	-	-	-	-	-	-	17,416,784

Conversion of debt	-	-	-	-	-	537,063	-	-	-	537,063

Conversion of convertible preferred stock	(5,481,456)	-	112,232,811	-	-	-	-	-	-	-

Purchase of treasury stock	(545,502)	-	-	-	-	-	(1,551,990)	-	-	(1,551,990)

Non-controlling interest of acquisition	-	-	-	-	-	-	-	-	1,099,620	1,099,620

Net income	-	-	-	-	-	-	-	(5,227,250)	85,590	(5,141,660)
Balance, September 30, 2010	3,973,042	$17,416,784	236,844,511	$124,611	$23,070,993	$637,063	$(1,551,990)	$(29,167,908)	$1,185,210	$11,714,763

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended September 30, 2010 and 2009

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(5,141,660)	$(4,511,600)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on forgiveness of debt	(2,108,173)	-
Capital stock issued for services	-	1,722,878
Shares/Warrants issued for services and interest	1,485,834	161,290
Shares issued for debt modification	686,700	-
Bad debt expense	748,488	5,692
Depreciation and Amortization	105,402	162,856
Amortization of note discount	978,745	-
Change in operating assets and liabilities:
---Accounts receivable	(2,390,412)	20,243
---Inventory	-	(95,487)
---Prepaid expenses	-	130,661
---Other assets	-	(154,202)
---Interest payable	460,233	75,046
---Accounts payable and accrued liabilities	2,621,896	327,168
Net cash used in operating activities	(2,552,947)	(2,155,455)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(10,181)
Net cash used in investing activities	-	(10,181)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of insurance payable	-	(76,972)
Payments on debt	(15,408)	(500,154)
Proceeds from sale of warrants	-	14,625
Proceeds from sale of stock	-	220,500
Proceeds from notes payable	2,565,340	2,375,000
Net cash provided by financing activities	2,549,932	2,032,999
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(3,015)	(132,637)

Cash and cash equivalents, beginning of period	3,015	139,967

Cash and cash equivalents, end of period	$-	$7,330

NON CASH TRANSACTIONS
Merger with Evergreen Global Investments Ltd.	$17,416,784	$-
Discount on notes payable	363,449	-
Settlement of A/R for shares	1,551,990	-
Settlement of debt to commonstock	537,063	-
Capital lease	7,594,228	-
Fixed Insurance Premium	-	35,388

SUPPLEMENTAL INFORMATION
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

EXOUSIA ADVANCED MATERIALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Accounting Policies

Presentation of Interim Information

Basis of Presentation

On January 13, 2010 the Company acquired 100% of the common stock of Evergreen Global Investments Ltd by issuing 10,000,000 shares of Series A Convertible Preferred Stock of the Company. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The balance sheet at December 31, 2009, has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by U.S. GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Principles of Consolidation

The accounts of all of our wholly-owned subsidiaries are included in the consolidation of these financial statements from the date of acquisition.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Company Information

Historically Exousia was engaged in the manufacture and sale of completion fluids in the United States and China. In addition it was developing and attempting to commercialize a technology known as Rubber Plastic Alloy (RPA). On January 13, 2010 the Company acquired 100% of the outstanding common stock of Evergreen Global Investments. Since the acquisition, the Company has focused on the sale of green energy fuels including home heating fuel and biodiesel. The completion fluids business has been discontinued while the company focuses on developing its interest in green energy fuels.  As a result of this acquisition, the Company became the owner of certain assets and interests in other companies as further described in this Form 10-Q. Included in the acquisition was

•	5.8 acres, two office buildings, fuel loading rack, and fuel tanks with a storage capacity of 3,150,000 gallons (75,000 barrels) (hereinafter referred to collectively as the “Rockaway Terminal”)
•	82% of the outstanding common stock of Price Energy
•	290.5 shares (82%) of the outstanding common stock of Price Energy
•	Certain Fuel Contracts

Revenue Recognition

The Company's revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin (SAB) 104, "Revenue Recognition in Financial Statements," for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104, the Company recognizes revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the seller's price is fixed or determinable, and (4) collectability is reasonably assured. During 2010, the Company recognized sales of home heating fuel through it Price Energy platform. As described further herein Price Energy is an industry leading e-commerce based business selling energy products and services to its residential and commercial customers. To date its sales have been derived solely from home heating fuel. In addition it recognized rental income derived from its ownership of the Rockaway Terminal in New Jersey.

Accounts Receivable

Price Energy is an e-commerce business and largely works on a cash basis. The Company’s other business lines have 30 day net terms. In the second quarter the Company evaluated the remaining AR from 2009 and determined that it would be appropriate to record an allowance for the full amount.

During the first quarter, 2010 the Company absorbed certain obligations of Price Energy. This resulted in a total amount due to Exousia of $2,274,816. As detailed further herein, the Company and Able agreed to a return of shares issued in the original acquisition to Able. The Company has received those shares and they have been placed in Treasury Stock. An adjustment was made in the second quarter 2010 to the stock based consideration paid to the previous owners of Price Energy. The following is a recap of the obligations paid and the stock based adjustment made in the second and third quarters. The agreement with the previous owners was based upon a price per share of Exousia stock based upon the highest price of the Exousia stock for the period April 4, 2010 to July 1, 2010 not to exceed $0.234. As of July 1, 2010, the highest price of Exousia’s common stock during this period was $0.13 per share. The previous owners converted their Preferred Shares into Common Shares of the Company and thus the adjustment is based on Common Shares.  The company has received 31,169,354 shares, 11,169,354 were received in the second quarter 2010 and the remaining 20,000,000 were received in the third quarter. Based on the price per share at that time the Accounts Receivable was reduced by $1,451,990 in the second quarter. The remaining balance of the accounts receivable, $822,826, was recorded in the second quarter as a Subscription Receivable. The Company received 20,000,000 shares in the third quarter as final payment on the said obligations. Those shares were recorded at the fair market value of the Company’s stock on the date received, $0.005 per common share or $100,000. The remaining balance of $722,823 was written off as bad debt in the third quarter.

In the second quarter 2010, the company established an allowance for doubtful accounts of $25,662 related to the age of the accounts still uncollected from 2009. That allowance remained in the third quarter and no additional accounts receivable were recorded during that quarter.

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

Recently Issued Accounting Standards

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on January 1, 2010. The Company does not expect the impact of its adoption to be material to its financial statements.

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

Note 2 - Notes Payable

On July 28, 2009 the Company received $1,000,000 in exchange for a Convertible Note Payable to PTV Investments and Fairbanks Investments (the “Lenders”). The Note was secured by the Company’s Intellectual Properties and Patents. The note provided for additional borrowing based upon agreement with the Lenders predicated upon certain events and agreement with the Lenders. At September 30, 2010 no additional amounts had been borrowed. The terms of the Note provide for minimum monthly payments at 12% per annum beginning on August 15, 2009. In October 2009, November 2009 and December 2009, the Company was unable to meet the minimum monthly payments and entered into a forbearance agreement with the Lenders. As a result of the acquisition with Evergreen, the Lenders have agreed to a delay in the monthly payments required in 2010 in exchange for 16,039,474 warrants to purchase common stock of the company at $0.001 per share. The warrants were valued using the Black-Scholes pricing model and expensed immediately. At September 30, 2010 one half of the outstanding principal of this note, $500,000, was converted into common stock as part of the company’s debt restructuring agreement. The terms for the remaining principal provide for an annual interest rate of 8%, payable monthly. The principal balance is payable in equal monthly installments over a 12 consecutive month period, commencing on November 1, 2011, with the final payment being due and payable on October 1, 2012. The Company is no longer in default on these Notes. PTV Investments and Fairbanks Investments retained their security interest in the Company’s Intellectual Properties and Patents.

On February 19, 2009, the Company received $575,000 in exchange for a Note Payable bearing interest at a rate of 12% to Jay Powers (the “Lender”). At September 30, 2010 one half of the outstanding principal of this note, $287,500, was converted into common stock as part of the company’s debt restructuring agreement. The terms for the remaining principal provide for an annual interest rate of 8%, payable monthly. The principal balance is payable in equal monthly installments over a 12 consecutive month period, commencing on November 1, 2011, with the final payment being due and payable on October 1, 2012. The Company is no longer in default on these Notes.  Also in the third quarter, prior to the agreement to convert one-half of its debt, The Lender and the Company entered into a Forbearance Agreement whereby the Lender received 3,450,00 shares of the Company Stock.

During 2009, the Company received $240,000 in exchange for various short term notes bearing interest at a rate of 12% with Lee Mann (the “Lender”). At September 30, 2010 one half of the outstanding principal of this note, $120,000, was converted into common stock as part of the company’s debt restructuring agreement. The terms for the remaining principal provide for an annual interest rate of 8%, payable monthly. The principal balance is payable in equal monthly installments over a 12 consecutive month period, commencing on November 1, 2011, with the final payment being due and payable on October 1, 2012. The Company is no longer in default on these Notes.

During 2009, the Company received $50,000 in exchange for various short term notes bearing interest at a rate of 12% with George Stapleton, a former director of the company. At September 30, 2010 one half of the outstanding principal of this note, $25,000, was converted into common stock as part of the company’s debt restructuring agreement. The terms for the remaining principal provide for an annual interest rate of 8%, payable monthly. The principal balance is payable in equal monthly installments over a 12 consecutive month period, commencing on November 1, 2011, with the final payment being due and payable on October 1, 2012. The Company is no longer in default on these Notes.

During 2009, the Company received $175,000 in exchange for a short term note bearing interest at a rate of 12% with Fay Durand. At September 30, 2010 one half of the outstanding principal of this note, $87,500, was converted into common stock as part of the company’s debt restructuring agreement. The terms for the remaining principal provide for an annual interest rate of 8%, payable monthly. The principal balance is payable in equal monthly installments over a 12 consecutive month period, commencing on November 1, 2011, with the final payment being due and payable on October 1, 2012. The Company is no longer in default on these Notes.

During 2009, the Company received $25,000 in exchange for a short term note bearing interest at a rate of 12% with Al Kau. At September 30, 2010 the Company has not made the required payments and is in default on this Note.

During 2009, the Company received $399,575 in exchange for a short term note bearing interest at a rate of 12% with Launch Pad Capital. Launch Pad previously converted $164,088 into Common Stock of the Company. At September 30, 2010 $235,487 of the remaining Note was converted into Common Stock of the Company. At September 30, 2010 one half of the outstanding principal, $117,743.50, of this note was converted into common stock as part of the company’s debt restructuring agreement. The terms for the remaining principal provide for an annual interest rate of 8%, payable monthly. The principal balance is payable in equal monthly installments over a 12 consecutive month period, commencing on November 1, 2011, with the final payment being due and payable on October 1, 2012. The Company is no longer in default on these Notes.

On March 10, 2010, the Company acquired a short term loan in the amount of $50,000 for use of operations. The loan was to be paid back on or before April 15, 2010 bearing interest of 12% per annum. In addition, as consideration for the loan, the Company issued 450,000 warrants to purchase common stock shares of the company with an exercise price or $0.05 per share. The warrants are exercisable at any time over the next 36 months.  The fair value of the warrants using the Black-Scholes pricing model exceeded the loan amount and as such the entire amount was recorded as a discount. The discount is being accreted up to the original amount through interest expense on a straight line basis which approximates the effective interest method due to the short term nature of the note. $50,000 was charged to interest expense for the period ended June 30, 2010. At September 30, 2010 one half of the outstanding principal of this note, $25,000, was converted into common stock as part of the company’s debt restructuring agreement. The terms for the remaining principal provide for an annual interest rate of 8%, payable monthly. The principal balance is payable in equal monthly installments over a 12 consecutive month period, commencing on November 1, 2011, with the final payment being due and payable on October 1, 2012. The Company is no longer in default on these Notes.

On March 17, 2010, the Company acquired a short term loan in the amount of $50,000 for use of operations. The loan was to be paid back on or before April 15, 2010 bearing interest of 12% per annum. In addition, as consideration for the loan, the Company issued 450,000 warrants to purchase common stock shares of the company with an exercise price or $0.05 per share. The fair value of the warrants using the Black-Scholes pricing model exceeded the loan amount and as such the entire amount was recorded as a discount. The discount is being accreted up to the original amount through interest expense on a straight line basis which approximates the effective interest method due to the short term nature of the note. $50,000 was charged to interest expense for the period ended June 30, 2010.  At September 30, 2010 one half of the outstanding principal of this note, $25,000, was converted into common stock as part of the company’s debt restructuring agreement. The terms for the remaining principal provide for an annual interest rate of 8%, payable monthly. The principal balance is payable in equal monthly installments over a 12 consecutive month period, commencing on November 1, 2011, with the final payment being due and payable on October 1, 2012. The Company is no longer in default on these Notes.

On March 30, 2010 the Company acquired a short term loan in the amount of $50,000 for use of operations. The loan was to be paid back on or before April 15, 2010 bearing interest of 12% per annum. In addition, as consideration for the loan, the Company issued 450,000 warrants to purchase common stock shares of the company with an exercise price or $0.05 per share. The fair value of the warrants using the Black-Scholes pricing model exceeded the loan amount and as such the entire amount was recorded as a discount. The discount is being accreted up to the original amount through interest expense on a straight line basis which approximates the effective interest method due to the short term nature of the note. $50,000 was charged to interest expense for the period ended June 30, 2010. At September 30, 2010 one half of the outstanding principal of this note $25,000, was converted into common stock as part of the company’s debt restructuring agreement. The terms for the remaining principal provide for an annual interest rate of 8%, payable monthly. The principal balance is payable in equal monthly installments over a 12 consecutive month period, commencing on November 1, 2011, with the final payment being due and payable on October 1, 2012. The Company is no longer in default on these Notes.

On April 14, 2010 the Company acquired a short term loan in the amount of $50,000 for use of operations. The loan was to be paid back on or before April 30, 2010 bearing interest of 12% per annum. In addition, as consideration for the loan, the Company issued 750,000 shares of the Company’s Common Stock. The maturity date of this note has been extended in exchange for the issuance of 450,000 warrants to purchase the Company’s Common Stock at a price of $0.05 per share. The warrants were valued using the Black-Scholes pricing model and exceed the loan amount and as such the entire amount was recorded as a discount. The discount is being accreted up to the original amount through interest expense on a straight line basis which approximates the effective interest method due to the short term nature of the note. $50,000 was charged to interest expense for the period ended June 30, 2010. At September 30, 2010 one half of the outstanding principal of this note was, $25,000, converted into common stock as part of the company’s debt restructuring agreement. The terms for the remaining principal provide for an annual interest rate of 8%, payable monthly. The principal balance is payable in equal monthly installments over a 12 consecutive month period, commencing on November 1, 2011, with the final payment being due and payable on October 1, 2012. The Company is no longer in default on these Notes.

On May 7, 2010, the Company acquired a short term loan in the amount of $50,000 for use of operations. The loan was to be paid back on or before June 30, 2010 bearing interest of 1.25% per month. In addition, as consideration for the loan, the Company issued 450,000 warrants to purchase common stock shares of the company with an exercise price or $0.05 per share and 750,000 shares of the company common stock. The warrants were valued using the Black-Scholes pricing model and exceed the loan amount and as such the entire amount was recorded as a discount. The discount is being accreted up to the original amount through interest expense on a straight line basis which approximates the effective interest method due to the short term nature of the note. $50,000 was charged to interest expense for the period ended June 30, 2010. At September 30, 2010 one half of the outstanding principal of this note, $25,000, was converted into common stock as part of the company’s debt restructuring agreement. The terms for the remaining principal provide for an annual interest rate of 8%, payable monthly. The principal balance is payable in equal monthly installments over a 12 consecutive month period, commencing on November 1, 2011, with the final payment being due and payable on October 1, 2012. The Company is no longer in default on these Notes.

On June 30, 2010, the Company acquired a one-year term loan in the amount of $140,000 from Energy Lending Group 2010, LLC for use of operations. At September 30, 2010 one half of the outstanding principal of this note, $70,000, was converted into common stock as part of the company’s debt restructuring agreement. The terms for the remaining principal provide for an annual interest rate of 8%, payable monthly. The principal balance is payable in equal monthly installments over a 12 consecutive month period, commencing on November 1, 2011, with the final payment being due and payable on October 1, 2012.

On April 30, 2010, the Company acquired a short term loan in the amount of $50,000 for use of operations. The loan was to be paid back on or before June 30, 2010 bearing interest of 12% per annum. In addition, as consideration for the loan, the Company issued 750,000 shares of common stock shares of the company and 450,000 warrants to purchase the common stock of the company at $0.05 per share. As of June 30, 2010 the Company had not paid the amount due. The warrants were valued using the Black-Scholes pricing model and exceed the loan amount and as such the entire amount was recorded as a discount. The discount is being accreted up to the original amount through interest expense on a straight line basis which approximates the effective interest method due to the short term nature of the note. $50,000 was charged to interest expense for the period ended June 30, 2010. At September 30, 2010 one half of the outstanding principal of this note, $25,000, was converted into common stock as part of the company’s debt restructuring agreement. The terms for the remaining principal provide for an annual interest rate of 8%, payable monthly. The principal balance is payable in equal monthly installments over a 12 consecutive month period, commencing on November 1, 2011, with the final payment being due and payable on October 1, 2012. The Company is no longer in default on these Notes.

During the third quarter the Company received $1,450,340 from a Note with the Energy Lending Group for use in Operations. At September 30, 2010 one half of the outstanding principal of this note was, $725,170, converted into common stock as part of the company’s debt restructuring agreement. The terms for the remaining principal provide for an annual interest rate of 8%, payable monthly. The principal balance is payable in equal monthly installments over a 12 consecutive month period, commencing on November 1, 2011, with the final payment being due and payable on October 1, 2012.

The Company assumed a mortgage of $2,971,000 against the Rockaway Terminal.   The note calls for monthly payments at 6.75% interest and has approximately 20 years remaining. Interest expense of $46,224 was accrued during the third quarter.

On May 17, 2010 the Company entered into a Modification and Forbearance Agreement with Iroquois Master Fund Ltd. who had loaned and invested funds to and in Able Energy and Price Energy prior to the acquisition of Price Energy by Evergreen. Under the terms of the Agreement, the Company recognized its assumption of an obligation of $600,000 to Iroquois Master Fund Ltd. pursuant to its stock based adjustment with Able Energy in April 2010. This obligation is payable in installments of $167,500 each month beginning on June 30, 2010. Iroquois has held pursuant to its loan agreements with Able Energy prior to the Company’s assumption of this obligation, and still holds, a security interest in the stock of Price Energy owned by Evergreen (82% of the outstanding stock of Price Energy). As of September 30, 2010 the Company had not made the all of the payments due under this Agreement.

As of September 30, 2010, the Company owes the IRS approximately $389,143 in past payroll taxes, including penalty and interest. This balance has been accrued and is being reported in accrued liabilities.

During the third quarter 2010, the Company entered into an agreement with virtually all of its secured debtors. Under this agreement, effective September 30, 2010, each note holder converted fifty percent (50%) of the outstanding principal balance of the their notes into shares of Common Stock, at the conversion price of $0.015 per share of Common Stock. All accrued but unpaid interest from the date of each Note through the effective date was waived and extinguished in its entirety. After the conversion each Note shall be deemed to be modified and amended as follows:

(i)
The remaining principal balance of each Note will accrue interest at the rate of eight percent (8%) per annum, commencing on October 1, 2010, with interest being payable monthly on the first day of each month, commencing on November 1, 2010; and

(ii)
the remaining principal balance of each Note shall be payable in equal monthly installments over a 12 consecutive month period, commencing on November 1, 2011, with the final payment being due and payable on October 1, 2012.

The total debt converted was $2,119,986. The company recorded a gain of $2,119,986 on this conversion of this principal. The common shares have been recorded as a stock payable as of September 30, 2010 valued at $537,063. As part of this conversion, the note holders also agreed to forgive all interest that had previously been accrued as well as to forgo all warrants that had been granted under the terms of their notes. Total interest forgiven was $293,508 which was recorded as a gain during the third quarter and as a reduction on the associated liability.  As a result of these conversions the following is a summary of the notes and conversion provision along with the Notes still outstanding.

Debt Conversion
Outstanding principal	$4,239,972
Amount converted (50%)	2,119,986
Common stock conversion at $0.015	141,332,387
Stock price on date of execution (per common share)	0.0038
Fair value of stock common shares	537,063
Gain on debt restructure	1,582,923
Remain principal under new terms	$2,119,986

Note 3 - Equity Transactions

As of September 30, 2010, the Company had common shares issued and outstanding of 236,847,511 of which 2,300,000 or 0.98% are owned directly or indirectly by officers and directors of the Company. Also on that date the Company had 3,973,042 shares of Series A Preferred Shares outstanding, none of which were owned directly or indirectly by officers and directors of the Company. The holders of the Series A Preferred Shares have the right to convert their shares into fully paid and non-assessable shares of common stock at a conversion rate of twenty and 475/1000 (20.475) shares of common stock for each share of Series A Preferred Stock. As of September 30, 2010 6,026,958 preferred shares have been converted into 123,401,965 shares of the Company’s Common Stock while 3,973,042 of the Series A Preferred Shares had not converted. On September 30, 2010 the holder’s have notified the Company of their plan to convert to Common Stock.

The Company had the following common stock transactions during the year ended December 31, 2009:

•	7,594,657 shares issued for services valued at $1,927,523 based upon the closing price of the Company’s common stock on the date of grant.
•
740,571 shares issued for cash totaling $220,500 to accredited investors as part of a private placement with attached warrants of 740,571 with an exercise price range of $0.35 to $0.50 and a term of 30 months. The relative fair value of the common stock is $73,709 and the relative fair value of the warrants is $70,849.

•	1,640,878 shares issue for the conversion of note payable valued at $229,723 based upon the closing price of the Company’s common stock on the date of grant.

We had the following transactions during the 2010 fiscal year through the period ended September 30, 2010:

•
Issued 10,000,000 shares of its Series A Convertible Preferred Stock (“Preferred Stock”) to the shareholders of Evergreen. In exchange 100% of the stock of Evergreen. The preferred shares are each convertible into 20.475 shares of common stock. The Shares were valued at $17,416,784 by an independent valuation specialist.

•	Capitalized costs related to the acquisition of Evergreen in the amount of $650,000.

•	Conversion of 6,026,958 shares of preferred stock into 123,401,965 of common shares at a conversion of ratio of 20.475 common shares per one share of preferred stock.

•	750,000 shares issued in consideration of a note payable of $50,000. The value of the shares was limited to the amount of the note.

•
750,000 shares issued in consideration of a note payable of $50,000. The value of the shares was limited to the amount of the note. The shares were not issued as of September 30, 2010 and were recorded as a stock payable.

•
750,000 shares issued in consideration of a note payable of $50,000. The value of the shares was limited to the amount of the note. The shares were not issued as of September 30, 2010 and were recorded as a stock payable.

•
10,000,000 shares issued to a note holder in consideration of a forbearance and debt modification. The shares were valued at 500,000 based on the closing price of the Company’s common stock on the date of grant.

•
250,000 shares issued to a note holder in consideration of a forbearance and debt modification. The shares were valued at 32,500 based on the closing price of the Company’s common stock on the date of grant.

•
3,426,682 shares issued to various board members and consultants for services provided. The shares were valued at 423,152 based on the closing prices of the Company’s common stock on the dates of issue.

•
During the third quarter, 4,150,000 shares were issued to the Board of Directors in accordance with the fees set for Board membership. The shares were valued at $153,900 based on the closing prices of the common stock on the dates of grant.

•
August 2, 2010 675,000 shares issued to a note holder in consideration of a forbearance and debt modification. The shares were valued at $16,200 based on the closing price of the Company’s common stock on the date of grant.

•	1,800,000 shares were issued as fees for services provided in the raising of capital. The shares were valued at $32,400 based on the closing price of the Company’s stock on the date of grant.

•
August 2, 2010 4,550,000 shares were issued to officers of the Company as a bonus approved by the Board of Directors. The shares were valued at $182,000 based on the closing price of the Company’s stock on the date of grant.

•
September 3, 2010 3,000,000 shares issued to a note holder in consideration of a forbearance and debt modification. The shares were valued at $36,000 based on the closing price of the Company’s common stock on the date of grant.

•
During the third quarter, 3,450,000 shares issued to a note holder in consideration of a forbearance and debt modification. The shares were valued at $138,000 based on the closing price of the Company’s common stock on the date of grant.

•	September 30, 2010 warrant holders converted their warrants. The total shares issued were 16,037,474 valued at $60,942 at the date of grant.

•
September 30, 2010 15,628,572 shares issued in consideration of services provided and an equal number of warrants forgiven by the warrant holder. Total value of shares issued were $59,389 based on the closing price of the Company’s common stock on the date of grant.

•
As a result of the Note Conversion discussed in Note 2, the Company is obligated to issue 141,332,387 shares of its Common Stock. In the third quarter the Company recorded $567,063 as Common Stock Payable recognizing this obligation.

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

In conjunction with the issuance of $50,000 of notes payable in May 2010, the Company issued Series D warrants to purchase 450,000 shares of common stock at $.05 per share. Under the Black-Scholes method using an expected life of 1.25 years, volatility of approximately 130.1% and a risk-free interest rate of .61%, the Company determined the warrants associated with the notes had a fair value of $50,000 as of the date of the transaction. Since the value of the warrants is greater than the value of the notes, the note discount is limited to the value of the notes.  Such amount was recorded as additional paid in capital with a corresponding amount recorded as a debt discount associated with the notes (see Note 2).  The debt discount, which is valued at 50,000, will be amortized to interest expense over the life of the notes.

In conjunction for services provided in April 2010, the Company issued Series D warrants to purchase 450,000 shares of common stock at $.05 per share. Under the Black-Scholes method using an expected life of 1.25 years, volatility of approximately 130.1% and a risk-free interest rate of .70%, the Company determined the warrants associated with the notes had a fair value of $43,196 as of the date of the transaction. Such amount was recorded as additional paid in capital with a corresponding amount recorded as professional services

During the third quarter 2010, the Company restructured virtually all of the outstanding Notes Payable. The terms of the Conversions included a provision that the warrants attached to those notes are surrendered by the Note Holders.

The following table summarizes the continuity of the Company’s share purchase warrants:

Number of Warrants

Balance, December 31, 2009	37,215,265
Issued	1,800,000
Exercised	–
Expired/Cancelled	(29,504,237)

Balance, September 30, 2010	9,511,388

Note 5 – Going Concern

As of September 30, 2010 the Company had accumulated deficit of $28,049,551.  The Company is subject to the risks associated with companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets. Without additional funding, the Company may be unable to continue as a going concern. The Company expects to obtain additional debt and equity financing from various sources in order to finance its operations and to grow through merger and acquisition opportunities. However, the Company is currently dependent upon external debt and cash flows have historically been and in 2010 insufficient for the Company’s cash needs. New debt or equity capital may contain provisions that could suppress future stock prices further, or cause significant dilution to current shareholders and increase the cost of doing business. In the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations.

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

The following summary presents the estimated fair values of the assets acquired and liabilities assumed for as of the effective date of acquisition:

Fixed assets	$175,638
Trade name	844,000
Capital Lease in biodiesel facility	6,000,000
Oil terminal	6,600,000
Total assets acquired	13,619,638
Liabilities	2,981,000
Minority interest	1,099,620
Net assets acquired	$9,539,018

Purchase price:
Preferred stock	$17,416,784
Total purchase price	17,416,784
Excess of purchase price over net assets acquired	7,877,766
Goodwill	$7,877,766

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

•
290.5 (82%) shares of the outstanding common stock of Price Energy. Price Energy is an industry leading e-commerce based business selling energy products and services to its residential and commercial customers. Through the use of proprietary technology, customers can use the Internet to check their local current fuel oil price, place orders, arrange for payment, and manage deliveries of heating oil, diesel fuel, and other energy products 24 hours a day, 7 days a week. Price Energy is rapidly migrating its entire product base to include Green Energy attributes.

•
A Capital Lease interest in a South Carolina biodiesel production facility (“Biodiesel Facility”). The Biodiesel Facility is a producer of soybean oil based biodiesel with its production by-product glycerin.  The Facility has a 36-million gallon per year production capacity for biodiesel. The Biodiesel Facility produces to the ASTM / EN 14214 biodiesel specifications and is one of a handful of biodiesel facilities to produce to the European Union (“EU”) biodiesel specifications. The Biodiesel Facility has been a member of the National Biodiesel Board and has been BQ-9000 accredited by the National Biodiesel Board. The Company’s Capital Lease with Genesis Biodiesel, the owner of the Biodiesel Facility provides for monthly payments of $100,000 over a period of 20 years. The Company has the option to purchase the facility at any time during the term of the lease at Fair Market Value at the time of the purchase less $6,000,000 which was the equity interest the Company paid at the time of the acquisition of Evergreen. During the third quarter the Company made three lease payments of $100,000.

Note 7 - Property, Plant and Equipment

Property and equipment consisted of the following at September 30, 2010 and December 31, 2009 (in thousands):

	2010	2009
Land	$3,000,000	$-
Buildings	2,000,000	-
Bio Diesel Facility	7,594,000	-
Oil terminal	1,600,000	-
Computers and equipment	211,000	71,000
Office furniture and equipment	151,000	151,000
Vehicles	36,000	-
	14,592,000	222,000
Less: Accumulated depreciation	(147,000)	(55,000)
Property and equipment, net	$14,445,000	$167,000

Depreciation expense was $67,949 and $43,087 for the periods ended September 30, 2010 and December 31, 2009, respectively.

Note 8 – Capital Lease

During the third quarter, the Company exchanged its 30% interest in the Biodiesel Facility for a Capital Lease in that facility. Previously it had accounted for this asset as an Equity Investment acquired during the merger with Evergreen Energy.  Evergreen owed 30% of the South Carolina Production Facility which had previously merged with Genesis Biodiesel, a biodiesel production facility. The value above based on 30% of net assets on date of acquisition. Total net assets were valued at $19,071,167 by an independent appraiser on 8/3/09. On May 26, the South Carolina Production Facility and Genesis Biodiesel entered into an agreement effectively ending Evergreen's interest in the Biodiesel Production Facility.  Simultaneously on May 26, 2010 Evergreen entered into a lease agreement with Genesis Biodiesel to lease the biodiesel production facility. The lease increases the Company’s share of net profits from 30% to 51%. The lease is recorded as a Capital Lease as its term is greater than 75% of the estimated useful life of the facility. As a result the Company recorded a Lease Obligation of $7,578,821 based on the present value of the lease payments at the rate implicit in the lease. The term of the Lease is 20 years with monthly payments of $100,000.  In addition to the fixed rent, the Company shall also pay 49% of net income before taxes generated by use of the facility. This due within 60 days of each accounting period (qtr).The Lease Obligation was recorded using a 15% interest rate.

Loan maturities for each of the five years following September 30, 2010, are as follows:

2011	$73,831
2012	79,573
2013	92,364
2014	107,212
2015	124,447
Thereafter	7,101,404

$7,578,821
Note 9 – Other Assets

The Company engaged an independent appraiser to value the components of the acquisition. The Company recognized based upon this independent appraisal a value related to the trade name “PriceEnergy.com” an asset of $844,000. The company is amortizing this asset over 15 years based on the estimated economic life of the trade name. During the third quarter the Company recorded amortization expense of $14,067. The Company has also recorded an option to purchase the biodiesel facility that it currently leases as discussed in note 8. The value of this option is $6,000,000 as of September 30, 2010 which can be applied towards the purchase price of the facility.

Note 10 – Segment Reporting

The Company does not have material segments. Its operations are limited to sales of home heating oil.

Note 11– Inventory

In 2010, the Company wrote off all inventories as obsolete.

Note 12 – Subsequent Events

Subsequent to September 30, 2010 the Company issued 65,454,288 shares as follows:

Investment in Rockaway Facility	17,209,621 shares

Conversion of Energy Lending Group Note	48,244,667 shares

Item 2 – Management’s Discussion and Analysis or Plan of Operation

During the third quarter the Company made significant strides towards restoring solvency and establishing a balance sheet capable of sustaining operations and attracting new investment. The Company reported a total loss of $3,173,280 in the third quarter 2010 bringing the Y-T-D loss to $5,227,250. In the Third Quarter 2010, the Company reached agreements with its secured note holders. Under the terms of the agreements the Company and the note holders agreed to the following. First the note holders agreed to forgive all accrued interest previously owed under the notes. The Company recorded a reduction in interest previously expensed of $293,508 as a result of the forgiveness of the interest. In addition the note holders agreed to convert one-half of the balance of their notes into Common Stock of the Company. Under the terms of this conversion, 141,332,387 shares will be issued to the note holders in the fourth quarter.

Also during the Third Quarter 2010, the Company began to raise funds for operations, primarily of Price Energy. The Company is planning to sell equity interest in Price Energy under the following plan. The plan is to sell up to 50% equity interest in Price Energy in units. The first 128 tranche of units is priced at $4,684 per unit and is expected to raise $600,000. The second 270 tranche of units is priced at $7,064 per unit and is expected to raise $1.9 million. The Company anticipates raising $2.5 million under this plan. Proceeds of this fundraising will be applied first towards repayment of debt owed directly by Price Energy (approximately $2.0 million). The balance will be used for funding operations of Price Energy. Price Energy Equity Fund, an independent funding group, has agreed to fund the entire amount. It has agreed to assume the note payable to Iroquois and the accounts payable to the Price Energy Dealers and to its software vendor. In exchange the Company has agreed to issue 104,112,000 shares of its common stock. This transaction will take place in the fourth quarter

Also during the Third Quarter 2010, the Company announced a plan to transfer its equity interest the property known as the Rockaway Facility. The facility has a mortgage of $2.9 million which will be assumed by Rockaway Terminal LLC under the planned arrangement.

Liquidity and Capital Resources

As of September 30, 2010, total assets were $29,300,702 consisting primarily of the assets of Evergreen. Current liabilities totaled $7,862,132. Accounts Payable and accrued expenses were $4,185,276. As of December 31, 2009, total assets were $227,553 and current liabilities were $3,352,094. As a result of the conversion of the notes payable, the remaining notes, $2,119,986 are Long-Term Debt as is the capital lease obligation of $7,578,821. Our revenues for the three months ended September 30, 2010 and 2009 were $192,500 and $110,392 respectively.   The Company reported a loss for the three months ended September 30, 2010 of $3,173,280 versus a loss of $1,172,022 for the three months ended September 30, 2009. The increase was primarily due to non-cash charges associated with warrants and stock issued for services and to the expensing of all stock options in the Company’s Stock Option Plan..

Our revenues for the nine months ended September 30, 2010 and 2009 were $4,810,957 and $314,486, respectively.   The Company reported a loss for the nine Months Ended September 30, 2010 of $5,227,250 versus a loss of $4,511,600 for the nine months ended September 30, 2009.

On September 2, 2010 Wayne Rodrigue, CEO and Chairman of the Board of Exousia resigned his positions with the Company. As part of his resignation, he agreed to forgo any salary, stock options or any other remuneration owed to him as of that date. During the third quarter, the company recorded a gain of $231,743 of salary that was accrued but unpaid to Mr. Rodrigue, which was forgiven.

On September 2, 2010 Lane Brindley resigned his position as a member of the Board of Directors.

On August 20, 2010 Michael Beene resigned his position as a member of the Board of Directors.

On September 2, 2010 Robert Roddie was appointed to the Board of Directors.

The home heating oil business is seasonal. In the third quarter Revenues and. Operating expenses thus were virtually nil as a result of no cost of sales and no administrative expenses. The Company anticipates receipt of the necessary funding as it enters the cold season and is prepared to activate its web site, address the amounts owed to its dealers and operate as it has done in prior years.

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

Price Energy

Price Energy represented the primary contributor of Revenue and Cash Flow for the Company for the Three and Six Months ended September 30, 2010.  Price Energy is an industry leading e-commerce based business selling energy products and services to its residential and commercial customers. Through its proprietary internet platform, sales of energy through Price Energy were $4,405,957 for the Nine Months ended September 30, 2010. Sales through Price Energy through the second quarter were primarily of home heating oil. However management of Price Energy is expanding the scope and breadth of its offerings through an aggressive marketing program to include other energy related products throughout the United States.

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

Fuel Contract

In addition to the interest in the Biodiesel Facility, Evergreen owns a Fuel Contract.  The Fuel Contract acquired is a five year 100,000,000 gallon per year agreement to provide diesel fuel to Green Energy Cooperative. For the period January 1, 2010 to September 30, 2010, there were no sales under this contract pending reconciliation of legislation passed in December 2010 by the US House of Representatives and in September 2010 by the US Senate whereby the incentive package providing for a $1.00 per gallon credit to provide incentives to produce renewable energy resources such as biodiesel is renewed. This legislation was stripped from a bill in Congress during the second quarter and did not pass as anticipated. A similar bill has been introduced in the third quarter.

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

Item 4T– Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

As of September 30, 2010, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

1.
As of September 30, 2010, effective controls over the control environment were not maintained.  Specifically, a formally adopted a written code of business conduct and ethics that governs to the Company’s employees, officers and directors was not in place.  Additionally, management has not developed and effectively communicated to its employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d) (5) (ii) of Regulation S-X.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of September 30, 2010, effective controls over financial statement disclosure were not maintained.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of September 30, 2010, effective controls over equity transactions were not maintained.  Specifically, controls were not designed and in place to ensure that equity transactions were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

On or about September 18, 2009, a Judgment was entered in Cause No. 09-CCV-038967 in the County Court at Law 4 of Fort Bend County, Texas, in favor of Baker & Daniels, LLP against Exousia for the sum of $7,438.91 with interest thereon from the 18th day of September, 2009, at the rate of 5% per annum.  This Judgment was the domestication in Texas of a Judgment entered in favor of Baker & Daniels, LLP against the Company in St. Joseph Circuit Court, in the State of Indiana, bearing Cause No. 71C01-0807-CC-01617, for unpaid legal fees in the amount of $7,051.

On or about September 12, 2009, suit was filed by Little Trailer Company, Inc. against Exousia in the Elkhart Superior Court, bearing Cause No. 20D06-0906-PL-7 relating to a claim by Little Trailer Company for payment of a ‘break-up fee’ allegedly owed in connection with an Asset Purchase and Sale Agreement entered into between the Company and Little Trailer Company in 2007.  Little Trailer Company, Inc. claims to be owed a ‘break-up fee’ of approximately One Hundred Thousand Dollars ($100,000) in connection with the alleged failure of Exousia to close the transaction. The Company disputes the claim, but is engaged in efforts to defend the claim.  Neither the likely outcome of the suit nor the amount of loss, if any, can be reasonably estimated.

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

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds.

During the 2010 and through the period ended September 30, 2010, the Board of Directors authorized the issuance of additional shares of Common Stock as follows:

Board Fees:	9,976,682 shares

Forbearance on debt:	18,125,000 shares

Fees for Capital Raises:	3,600,000 shares

Services:	32,016,046 shares

Total Shares issued:	11,375,000 shares

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

By: //s// Robert Roddie, CFO/COO Date: November 22, 2010